Form 10-K
period 2024-12-31
BIO KEY INTERNATIONAL INC
filed 2025-04-23
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was $2,834,159 based upon the closing price for shares of the registrant’s post-split common stock of $1.64 as reported by the Nasdaq Stock Market on that date.

As of April 21, 2025 the registrant had 5,814,041 shares of common stock outstanding.

Documents Incorporated by Reference

None.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to migrate Swivel Secure customers to BIO-key and Portal Guard offerings; our ability to execute definitive agreements with Fiber Food Systems and/or its customers to utilize our access management solutions; our ability to integrate our solutions into any of Fiber Food System’s offerings; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of the restatement of our financial statements, including any consequences of non-compliance with Securities and Exchange Commission (“SEC”) and Nasdaq periodic reporting requirements; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to maintain  effective internal controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We designed BIO-key PortalGuard IDaaS and WEB-key to provide organizations an integrated approach to managing and securing all of their identities using the technologies they already use while providing capacity for future needs through the strategic use of biometrics to limit vulnerability and contain authentication costs.  Our platform allows users to authenticate their customers, employees, contractors, and partners. It enables any user to connect to any device, cloud or application, all with a simple, customizable, intuitive and consumer-friendly user experience.  We utilize server-secured Identity-Bound Biometrics to support roving users without requiring them to carry their phone or a token. As of December 31, 2024, more than 600 customers across multiple industries use BIO-key to secure and manage access for users around the world.

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

On March 8, 2022, we expanded our sales and support operation into Europe, Africa and the Middle East (“EMEA”) by acquiring Swivel Secure Europe, SA. Swivel Secure Europe is a Madrid, Spain based provider of IAM solutions serving over 300 customers through a network of dozens of channel partners throughout EMEA.  Until the fourth quarter of 2024, Swivel Secure Europe was the exclusive distributer of the AuthControl® Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Middle East, and Africa, excluding the United Kingdom. Swivel Secure, now operates under the name BIO-key EMEA, maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal, and sells only BIO-key hardware, software and services.

On November 27, 2024, we commenced a collaboration with Fiber Food Systems, Inc., an early-stage company engaged in developing global food security solutions.  Under this arrangement, we are working to explore IAM use cases across the food industry. As part of this agreement, we acquired shares of Boumarang, Inc. from Fiber. Boumarang is developing sustainable, AI-driven, hydrogen-powered, long-range drone technology.  We are working with Boumarang and its partners to integrate our biometric technology into autonomous systems, targeting applications across aerospace and other industries.  We expect that these initiatives have the potential to create new commercial opportunities in future periods.

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

We believe there is potential for significant market growth in the following key areas:

●	Enterprise MFA for access to computer networks, and applications.

●	Large scale identification projects.

●	Government funded initiatives, including the state board of elections.

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

OEM Customers

We continue to prioritize securing agreements with OEM customers. The history of success supporting NCR, Omnicell, and Idemia provides an established footprint that we intend to build upon. As OEM customers embed our solutions within their products, the customer benefits from the enhanced security and workflow, and frees them from investing in R&D to manage an IAM infrastructure of their own. OEM customers’ ordering patterns are more predictable and OEM customers generally require lower service and support resourcing.

Highly Regulated Industries

Government ID projects and healthcare organizations, including hospitals, clinics, and small private practices present a strong opportunity for us. Additionally, the financial services industry, including banks and credit unions has grown substantially.

Partner Model	In 2024, we continued to grow our Channel Alliance Partner program focused on partnering with select value added resellers, integrators, and distributors.

Microsoft Partnership	We are a Microsoft Partner and our line of compact fingerprint scanners has been tested and qualified by Microsoft to support Windows Hello and Windows Hello for Business.

Hardware

Hardware products generated 9% and 15% of our revenue in 2024 and 2023, respectively. EcoID II® has emerged as one of our most popular scanner for enterprise deployments. For customers that require the highest level of security, PIV-Pro is a FIPS compliant fingerprint scanner, suitable for highly regulated industries and organizations that want a best-in-class solution.

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

Marketing and Distribution

We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners. Through our Channel Alliance Program, we have partnered with more than 85 resellers, system integrators and other distribution partners.  We are committed to continue to aggressively grow this program in 2025.

We partner with leading application, managed service and infrastructure vendors, such as Intelisys, Insight, NGEN, Amazon Web Services, Pathify (formerly UCROO Campus), Software House International (SHI), Atlassian, and ProCirrus.

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

During the years ended December 31, 2024 and 2023, we incurred expenses of $2,511,080 and $2,394,926, respectively, for research and development.

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

Government Regulations

Various state, federal and EU privacy laws govern the collection, storage, use and any sale of biometric-related data.  To the extent that our IDaaS offerings include the collection and storage of customer users’ personal or biometric data, we operate as a processor of such data.  Our WEB-key platform includes compliance features to ensure automated compliance with these laws including collection of informed written consent during enrollment workflows and robust auditing to control and report on the retention of biometric data and removal requests.  Additionally, our customers have access to these tools to maintain their own compliance, including deletion of user data when business relationships terminate.

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

Human Capital Resources

As of the date of this report, we have forty-two employees consisting of forty-one individuals on a full-time basis and one part-time employee as follows: (i) nineteen in engineering, customer support, and research and development; (ii) nine in finance and administration; and (iii) fourteen in sales and marketing. We also have two factory contractors in China. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before the section captioned “BUSINESS” in Item 1 above.

BUSINESS AND FINANCIAL RISKS

We identified a material weakness in our internal control over financial reporting related to the recording and processing of revenue transactions which required the restatement of our quarterly financial statements for the interim periods in 2023. Such material weaknesses could materially and adversely affect our operations, financial condition, reputation and stock price.

In connection with the audit of our financial statements for the year ended December 31,2023, management concluded that the Company’s previously issued consolidated financial statements should be restated due to inadvertently including certain revenue from our European subsidiary, Swivel Secure Europe, Ltd., in the first quarter of 2023. In addition, certain allowances for accounts receivable and certain reserves for inventory were understated. Therefore, the Company misstated gross revenues, accounts receivable, and inventory during the first three quarters of 2023. The restatement related to the Company’s material weakness in internal control over financial reporting over the recording of revenue, accounts receivable, and inventory transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We completed the restatement and have now corrected and continue to monitor the applied corrective actions to remediate the material weakness and continue to strengthen our internal controls over the recording of revenue transactions.

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

Based on our limited cash resources, history of significant losses, negative cash flow, and dependence on debt and equity financing to fund operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of significant losses, limited cash resources, negative cash flow, and dependence on debt and equity financing to fund operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2024 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $812,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2024, we generated approximately $7.0 million of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

Our failure to timely our annual report on Form 10-K for the year ended December 31, 2023 and our quarterly report on Form 10-Q for the period ended March 31, 2024 has made us ineligible to use a Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

As a result of our failure to timely file our annual report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on SEC Form 10-Q for the period ended March 31, 2024, we are not eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Our biometric technology has yet to gain widespread market acceptance and we do not know how large of a market will develop for our technology.

Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a novel security solution and we have not yet generated significant sales. Although recent security concerns relating to identification of individuals and appearance of biometric readers on popular consumer products, including the Apple iPhone, have increased interest in biometrics generally, it remains an evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

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

We recognized revenues from Africa and the European Union in 2023 and 2024 and expect continued revenues from these regions in future periods. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

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

Our employment contracts with Michael W. DePasquale, our Chairman of the Board and Chief Executive Officer, Cecilia C. Welch, our Chief Financial Officer, and James D. Sullivan, our Chief Legal Officer, each have one-year terms and renew automatically for successive one-year periods unless notice of non-renewal is provided by the Company. Although the contracts do not prevent them from resigning, they do contain confidentiality and non-compete clauses, which are intended to prevent them from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify, and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third-party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are engaged in the development of portions of products which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time consuming litigation and may divert our management and key personnel from operating our business.

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

         Our business could be adversely affected by trade tariffs or other trade barriers.

        Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea. The new presidential administration recently imposed new tariffs on imports to the United States from China, Mexico, Canada, and Europe and is expected to impose new tariffs on imports from other countries. In addition, these countries have, and in the future other countries may, impose retaliatory tariffs. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers could harm our ability to obtain inventory and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. If we experience cost increases as a result of existing or future tariffs and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Public companies are facing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Additionally, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters may be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation or issued related legal opinions. The federal government has similarly taken action to curtail ESG initiatives. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common stock.

Legal, regulatory or market measures to address climate change may materially and adversely affect our future results of operations and financial condition.

In March 2024, the SEC adopted climate disclosure rules, which would require new disclosure in certain SEC filings about material climate-related risks, activities to mitigate or adapt to such risks, board oversight of climate-related risks and management’s role in managing material climate-related risks, and climate-related targets and goals. These climate disclosure rules have been the subject of multiple legal challenges, and the SEC recently dropped its defense of the rules, so the extent to which the rules will go into effect remains uncertain. Inconsistency of regulations at the federal and state level may affect the costs of compliance with such legal or regulatory requirements. We may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to such disclosures, either of which could materially and adversely affect our future results of operations and financial condition. Adverse publicity or climate-related litigation that impacts us could have a negative impact on our business.

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

A component of our business plan is to acquire businesses and assets in the biometric and identity access management industry and other industries which we believe would complement our current offerings.  There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. Many established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

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

There can be no assurance that we will be able to identify, acquire or profitably manage any businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

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

As of the date of this report, approximately 4,275,056 shares of our common stock (as adjusted to reflect our 1-for-18 reverse stock split, which was effective December 21, 2023) were reserved for issuance upon exercise or conversion of outstanding stock options and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

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

If we fail to comply with the continued listing requirements of The Nasdaq Stock Market, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq. In order to maintain our listing, we must satisfy Nasdaq’s continued listing requirements. In 2024, we received multiple notices from Nasdaq indicating that we were not in compliance with Nasdaq continued listing requirements. These notices referenced failures to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, and failure to maintain minimum stockholders' equity of at least $2.5 million. We have timely cured each of these deficiencies and are currently in compliance with Nasdaq’s continued listing standards. The value of the shares of common stock of Boumarang Inc. that we purchased from Fiber Food Systems, Inc. in connection with our collaboration with Fiber Food Systems increased our stockholders’ equity to a level which satisfied the Nasdaq minimum requirement. As a  privately held pre-revenue company, Boumarang is subject to all of the risks and uncertainties inherent in an early-stage enterprise and the value of its shares are subject to fluctuation which could be material. Any material decrease in the value of these shares could cause us our stockholders’ equity to fall below the Nasdaq minimum requirement resulting in the potential delisting of our shares from the Nasdaq stock market. In addition, in recent weeks the trading price of our common stock has fallen below the $1.00 minimum bid required to maintain our listing on Nasdaq. Continued trading below $1.00 per share could subject us to delisting from the Nasdaq stock market. The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Delisting could also harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities

We may need to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

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

We evaluate cybersecurity risks as part of our overall enterprise risk management. A steering committee of senior executives meets quarterly to evaluate any changes to the Company’s exposure to cybersecurity risks, discuss potential mitigation plans, and provide updates on mitigation efforts already underway. Our cybersecurity team keeps up to date on the latest threats and risks through multiple channels and is also involved in evaluating risks associated with any new proposed service providers. We employ a Cybersecurity Engineer, reporting directly to our Chief Technology Officer, who manages our cybersecurity team that is comprised entirely of security professionals with industry recognized certifications. The cybersecurity team within BIO-key is responsible for assessing and managing risks associated with both our internal operations and our use of third-party service providers and informing/gaining feedback from the cybersecurity steering committee.

Additionally, our cybersecurity team maintains a comprehensive set of cybersecurity policies and standards, including a security incident response framework. The framework is a set of coordinated procedures and tasks that our incident response team executes to ensure timely and accurate reporting and resolution of computer security incidents. The framework details who, how and when appropriate persons or committees, including the Board of Directors and Audit Committee are kept informed on the status of potential cybersecurity incidents. A summary of recent incidents is also presented by the Chief Law Officer (“CLO”) at each regular Audit Committee meeting. Our policies and standards were developed in collaboration with a wide range of disciplines, including information technology, cybersecurity, legal, compliance and business. Our cybersecurity strategy and policies are continually reassessed to ensure they attempt to identify and proactively address the constant changes in the global threats. Decision makers such as the CLO, executive team, and Audit Committee are regularly kept up to date on cybersecurity trends. Ongoing collaboration with stakeholders throughout the business also helps to build continued awareness and visibility of future needs.

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

ITEM 2. PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (1,994 square feet), Bedford, New Hampshire (3,364 square feet), and Holmdel, New Jersey (150 square feet). Internationally, we conduct operations from leased premises in Tsuen Wan, Hong Kong (1,098 square feet), Jiangmen, China (3,267 square feet), and Madrid, Spain (1,504 square feet). Our Eagan, Minnesota and Bedford, New Hampshire offices provide research and development, and customer support, for BIO-key software and PistolStar software, respectively. Our Holmdel, New Jersey location serves as our corporate headquarters. Our Hong Kong location is a small warehouse for finished goods as well as administrative and sales support. Our Jiangmen, China facility provides our hardware research and development, contract manufacturing and warehousing of raw materials, work-in-process, and finished goods. Our Madrid, Spain office serves as our sales organization for Europe, the Middle East, and parts Africa.

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

Holders

As of April 21, 2025 the number of stockholders of record of our common stock was 170.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2024 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our Company. This discussion is provided as a supplement to and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2024 and 2023 and the accompanying notes included elsewhere in this Report.

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

PortalGuard and IBB deliver unique value to enterprises who find that mainstream MFA solutions do not adequately address their workforce use cases.  PortalGuard operates as a single MFA user experience, providing a wide set of authentication choices to meet every use case. We sell our branded biometric and FIDO authentication hardware as accessories to our IAM platforms, so that customers can have a single vendor providing all components of their IAM solution. We do not mandate the use of BIO-key hardware with our software and services. Our NIST-certified fingerprint biometric platform is unique in that it supports interoperable mixing and matching combinations of different manufactures’ fingerprint scanners in a deployment, so that the right scanner can be selected for the right use case, without mandating the user of a particular scanner.

Security-conscious software developers leverage our platform APIs and federation interfaces to securely and efficiently embed biometric and MFA identity capabilities into their software.   Our approach to IDaaS allows our customers to efficiently scale their security and identity infrastructures to protect both internal cloud workforce- and external customer-facing applications.

In 2022, we expanded our product offerings and customer base when we acquired Swivel Secure, a Madrid, Spain based provider of IAM solutions.  Until the fourth quarter of 2024, Swivel Secure was the exclusive distributer of AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland.  Swivel Secure, now operates as BIO-key EMEA maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal, and sells only BIO-key products.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended
	December 31,
	2024	2023
Revenues
Services	16%	29%
License fees	75%	56%
Hardware	9%	15%
	100%	100%
Costs and other expenses
Cost of services	6%	11%
Cost of license fees	9%	15%
Cost of hardware	7%	9%
Cost of hardware reserve	-3%	46%
Total cost of goods sold	19%	82%
Gross Profit	81%	18%

Operating expenses
Selling, general and administrative	103%	101%
Research, development and engineering	36%	31%
Total operating expenses	139%	132%
Operating loss	-58%	-114%

Other income (expense)
Total other income (expense)	-4%	2%

Loss before provision for income tax benefit	-62%	-112%

Provision for income tax benefit	0%	2%

Net loss	-62%	-110%

Revenues and Costs and other expenses

			2024-2023
	2024	2023	$ Chg	% Chg

Revenues
Services	$1,108,506	$2,218,885	$(1,110,379)	-50%
License fees	5,189,370	4,342,010	847,360	20%
Hardware	631,695	1,194,010	(562,315)	-47%
Total Revenue	$6,929,571	$7,754,905	$(825,334)	-11%

Costs and other expenses
Services	$396,274	$861,936	$(465,662)	-54%
License fees	589,505	1,174,919	(585,414)	-50%
Hardware	516,611	700,231	(183,620)	-26%
Hardware reserves	(213,005)	3,586,500	(3,799,505)	-106%
Total Costs and other expenses	$1,289,385	$6,323,586	$(5,034,201)	-80%

Revenues

Revenue decreased $825,334 or 11% to $6,929,571 in 2024 as compared to $7,754,905 in 2023.  This reduction was due largely to our exit from our distribution agreement with Swivel Secure Limited (SLL) and transition to selling BIO-key branded solutions in the EMEA market and to the factors discussed below.

For the years ended December 31, 2024, and 2023, service revenues included approximately $1,017.000 and $1,193,000, respectively, of recurring maintenance and support revenue, and approximately $91,000 and $1,026,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 15% in 2024 due to the loss of one large customer service agreement. Non-recurring custom services decreased 91% in 2024 due to a large product customization and upgrade for a Swivel Secure customer without a similar customization in 2024.  We expect the service fees to increase from the current levels as we expand our deployments worldwide.

For the year ended December 31, 2024 and 2023 license revenue increased $847,360 or 20% to $5,189,370, as several long-term customers expanded their license deployments in addition to several new customer deployments. We expect this trend to continue into 2025.

Hardware sales decreased by $562,315, or 47%, to $631,695 in 2024 from $1,194,010 in 2023. The decrease was attributable largely to fourth quarter 2023 sales to an international defense agency that did not reoccur in 2024.

Costs of goods sold

For the year ended December 31, 2024, cost of services decreased approximately 54% to $396,274, due primarily to the decreased costs to support Swivel Secure deployments.

License fees for the year ended December 31, 2024 decreased $585,414, or approximately 50%, to 589,505 from $1,174,919 due primarily to decreased license revenue and related license fees payable for third-party software distributed by Swivel Secure.

Hardware costs for the year ended December 31, 2024 decreased $183,620, or approximately 26%, to $516,611 from $700,231 in 2023. The decrease was associated with the decreased hardware sales and hardware mix. Hardware reserve costs for the year ended December 31, 2024 decreased $3,799,505 due to sales of slow-moving inventory after a complete reserve of slow-moving inventory purchased for projects in Nigeria, and for other older inventory in 2023. We are continuing to explore other markets and opportunities to sell the slow-moving inventory.

Gross Profit

Gross profit increased to $5,640,186 in 2024 from $1,431,319 in 2023, due to a $3,000,000 hardware reserve taken in 2023, the impact of growth in higher-margin license sales, and a reduction in lower-margin services and hardware revenue.

Our strategic decision to exit the SSL agreement and offer only BIO-key branded solutions in the EMEA market contributed to lower costs to support deployments, including software license fees incurred in connection with sales of Swivel Secure offerings using SLL solutions rather than BIO-key’s internally developed software solutions. 2024 gross profit also benefited from the sale of $213,005 of fully reserved hardware inventory.

Selling, general and administrative

		2024-2023
2024	2023	$ Chg	% Chg

$7,140,147	$7,862,710	$(722,563)	-9%

Selling, general and administrative costs for year ended December 31, 2024 were $7,140,147 in 2024 compared to $7,862,710 representing a 9% decrease from 2023. The decrease was due to proactive cost reductions including reductions in headquarters expenses, sales personnel costs, marketing show expenses, and audit fees which were partially offset by an increase in professional services, principally related to financing activities in 2024.

Research, development and engineering

		2024-2023
2024	2023	$ Chg	% Chg

$2,511,080	$2,394,926	$116,154	5%

For the year ended December 31, 2024, research, development and engineering costs were $2,511,080 compared with $2,394,926 representing a 5% increase from 2023. Included in the increase were higher personnel costs associated with wages and benefits for engineering employees to support new product development.

Other income (expense)

			2024-2023
	2024	2023	$ Chg	% Chg

Interest income	$110	$11,533	$(11,423)	-99%
Gain from sale of asset	-	20,000	(20,000)	100%
Foreign currency loss	(13,004)	(39,000)	25,996	-67%
Loan transaction costs	(124,000)	-	(124,000)	100%
Change in fair value of convertible note	-	396,203	(396,203)	-100%
Interest expense	(175,755)	(218,270)	42,515	-19%
	$(312,649)	$170,466	$(483,115)	-283%

The amounts for other income (expense) for the year ended December 31, 2024 consisted of interest income of $110, interest expense of $175,755 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $124,000. The amounts for the year ended December 31, 2023, consisted of interest income of $11,533, a gain from the sale of a PistolStar domain asset, change in loan transactions costs for payment of the convertible note payable as we elected to value the convertible note under the fair value option, and interest expense of $218,270 on the convertible note payable and the government loan through the BBVA bank.

Net Loss

Reflecting increased gross profit and lower operating expenses, net loss improved to $(4,300,692) in 2024 from a net loss of $(8,521,837) in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2024 was $2,914,072. Items of note included:

●	Net positive cash flows related to non-cash expenses of approximately $1,219,000.
●	Net negative cash flows related to changes in lease liabilities, accounts payable, deposits and accrued liabilities in the aggregate amount of approximately $605,000 and our net loss for the period.

Investing activities overview

Net cash used in investing activities during the year December 31, 2024 was $13,047 for capital expenditures.

Financing activities overview

Approximately $3,908,000 was provided by financing activities during the year ended December 31, 2024 consisting of the proceeds advanced under a secured note, proceeds from the exercise of warrants, and $3,740 from sales of common stock under our employee stock purchase plan.  These amounts were offset by a partial repayment of note payable, repayment of  a government loan, and costs associated with the issuance of our securities.

Sources of Liquidity

 Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

 The following sets forth our primary sources of capital during the previous two years:

On January 15, 2025, we entered into a warrant exercise agreement with an existing institutional investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 2,061,112 shares of common stock at an exercise price of $1.85 per share which were originally issued to the Investor on September 13, 2024.  In consideration for the exercise of these warrants, we issued new warrants to the Investor to purchase an aggregate 3,091,668 shares of common stock at an exercise price of $2.15 per share. We realized gross proceeds of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

On September 12, 2024, we entered into a warrant exercise agreement with the Investor to exercise certain outstanding warrants to purchase an aggregate of 1,030,556 shares of common stock. The warrants were originally issued to the Investor on October 31, 2023 and had an original exercise price of $3.15 per share. In consideration for the immediate exercise of these warrants, we reduced the exercise price of the warrants to $1.85 per share and issued to the Investor additional warrants to purchase an aggregate of 2,061,112 shares of common stock  at an exercise price of $1.85 per share. The forgoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month. In connection with the warrant exercise agreements described above, we prepaid approximately $762,600 of the amount due under the 2024 Note. Pursuant to a series of exchange agreements in January 2025, the lender exchanged $859,000 principal amount due under the 2024 Note for 504,605 shares of common stock.  As of the date of this report, the outstanding principal amount due under the 2024 Note is $738,400.  For a more complete description of the 2024 Note, please see Note J to Our Consolidated Financial Statements included in Part II Item 8 of this report.

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

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 2025 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity Outlook

At December 31, 2024, our total cash and cash equivalents were approximately $438,000, as compared to $511.000 at December 31, 2023. As of the date of this report, our total cash and cash equivalents are approximately $3,000,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $812,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2024, we generated approximately $6,930,000 of revenue, which did not generate enough cash to fully fund our average monthly cash requirements. The 2024 Note is due on or about December 24, 2025 and we are subject to monthly redemptions request at the option of the lender. We also have approximately $3.4 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell or return the product to generate additional cash.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On April 24, 2024, our Audit Committee appointed Bush & Associates CPA as our independent registered public accounting firm. The Company’s financial statements had previously been audited by Marcum LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

           Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, we implemented a number of changes to our internal control over financial reporting. We have adopted policies and procedures designed to enhance our review and procedures to thoroughly assess all accounts, including receivables, revenue, and inventory, for potential adjustments required for proper presentation of the value of the accounts.  These changes consisted of allocating additional human resources to our finance and accounting functions, implementing additional testing and redundancy, and restructuring financial management personnel at Swivel Secure, including the review and approval of all accounting decisions at both the subsidiary and parent levels.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	70	Chairman of the Board of Directors and Chief Executive Officer
Cameron Williams (a)* (b) (c)	78	Director
Robert J. Michel (a) (b)*(c)	68	Director
Wong Kwok Fong (Kelvin)	61	Director and Vice-Chairman of the Board of Directors
Emmanuel Alia (b) (c)*	60	Director
Cecilia C. Welch	65	Chief Financial Officer
Mira K. LaCous	63	Chief Technology Officer
James D. Sullivan	57	Vice President of Strategy and Compliance, Chief Legal Officer

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

*	Indicates chair of committee

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

Committees of the Board of Directors

Audit Committee

Our audit committee is comprised of Cameron Williams  (Chair), Robert J. Michel, and Emmanuel Alia each of whom meets the independence standards for purposes of serving on an audit committee established by NASDAQ and under the Exchange Act. Our audit committee (i) assists the board of directors in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and corporate policies and controls, (ii) has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm, and (iii) is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee. Our board of directors has determined that Robert J. Michel qualifies as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq Listing Rules. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and the two most highly compensated executive officers other than our chief executive officer, for the fiscal years ended December 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

			Stock	All Other
Name and Principal		Salary	Awards	Compensation		Total
Position	Year	($)	($) (1)	($) (2)		($)

Michael W. DePasquale	2024	285,000	24,000	491		309,491
Chief Executive Officer	2023	271,250	19,250	1,027		291,527

Cecilia C. Welch	2024	199,500	22,500			222,000
Chief Financial Officer	2023	189,875	16,500	1,320		207,695

James D. Sullivan	2024	223,250	22,500	79,429	(3)	325,179
Chief Legal Officer	2023	212,479	16,500	6,433	(4)	235,412

(1)

The aggregate grant date fair value of the restricted shares is calculated by the multiplying the quantity of shares issued by the closing trading price of the shares on the date of issuance calculated under FASB ASC 718.

(2)	Consists of life insurance premiums paid by the Company except as otherwise noted.
(3)	Consists of $78,632 of sales commissions and $797 of life insurance premiums paid by the Company.
(4)	Consists of $5,102 of sales commissions and $1,331 of life insurance premiums paid by the Company.

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

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. Effective July 1, 2024, we restored the 2023 based compensation of Mr. DePasquale, Mr. Sullivan and Ms. Welch.  Effective January 16, 2023, we decreased the base compensation of Mr. DePasquale, Mr. Sullivan and Ms. Welch as part of the revised budget for the year.

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

We also include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders.  In 2024 and 2023, we issued restricted stock awards to each of our named executive officers in recognition of the revenue growth of the Company in 2023 and revenue growth of the Company in 2022 and successful integration of Swivel Secure, respectively.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2024.

	Option Awards			Stock Awards
						Market value
	Number of			Number of		of
	securities			shares or		shares of
	underlying			units		units of
	unexercised	Option		of stock that		stock that
	options	exercise	Option	have not		have not
	exercisable	price	expiration	vested		vested
Name	(#)	($)	date	(#)		($)(1)

Michael W. DePasquale	232	282.24	3/23/2025	25,946	(2)	77,838
	232	169.92	3/21/2026	-		-

Cecilia C. Welch	174	282.24	3/23/2025	24,166	(3)	72,498
	174	169.92	3/21/2026	-		-

James D. Sullivan	174	282.24	3/23/2025	24,166	(4)	72,498
	174	169.92	3/21/2026	-		-

(1)	Calculated based on the closing market price of the Company’s common stock on December 31, 2024 of $1.71 per share.

(2)	24,000 shares vest in three equal annual installments commencing July 31, 2025. 1,945 shares vest in two equal annual installments commencing August 29, 2025.

(3)	22,500 shares vest in three equal annual installments commencing July 31, 2025. 1,667 shares vest in two equal annual installments commencing August 29, 2025.

(4)	22,500 shares vest in three equal annual installments commencing July 31, 2025. 1,667 shares vest in two equal annual installments commencing August 29, 2025

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

Our 2023 Stock Incentive Plan (the “2023 Plan”) provides for the Board or the Compensation Committee, as applicable, to accelerate the of vesting of unvested options and termination of any restriction or forfeiture provisions applicable to restricted stock awards upon a “Change in Control” of the Company. A Change in Control is defined in the 2023 Plan to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) a merger or consolidation to which the Company is a party and after which the prior stockholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iii) the incumbent directors cease to constitute at least a majority of the Board of Directors; (iv) any person becomes directly or indirectly the beneficial owner of 40% of the combined voting power of our   outstanding securities; or (v)  a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act.

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

Action to Recover Erroneously Awarded Compensation

In preparing our year-end 2023 consolidated financial statements, we determined that certain errors were made which required the restatement of our previously issued financial statements for the interim periods occurring within the year ended December 31, 2023. These errors resulted in the overstatement of accounts receivable and revenue, understatements of certain allowances for accounts receivable and certain reserves for inventory, and an understatement of net loss and total stockholders’ equity. This restatement is reflected in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on June 5, 2024 and amended on June 20, 2024.

Our executive officers did not receive any incentive-based compensation in 2023 that was subject to recovery. Accordingly, no recovery was required or sought from any of our executive officers under our Clawback Policy, which is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2024, we did not grant any stock options as part of our equity compensation program. If stock options are granted in the future, we intend to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

DIRECTOR COMPENSATION

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2024:

	Stock Awards	Total
Name (1)	($) (2)	($)
Robert J. Michel (3)	6,002	13,002
Emmanuel Alia (4)	6,002	12,002
Cameron Williams (5)	6,002	13,002

(1)	Mr. DePasquale and Kelvin Wong have been omitted from the above table because they do not receive any additional compensation for serving on our Board of Directors.
(2)	The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance in accordance with FASB ASC 718.
(3)	At December 31, 2024, Mr. Michel held options to purchase 36 shares of common stock and held 6.365 shares of restricted common stock.
(4)	At December 31, 2024, Mr. Alia held options to purchase 18 shares of common stock and held 6,365 shares of restricted common stock.
(5)	At December 31, 2024 Mr. Williams held 6,365 shares of restricted common stock.

Narrative Disclosure to Director Compensation Table

During 2024, we had a policy to pay each non-employee director $3,000 per board meeting, and $1,000 per board committee meeting attended. Fees for attendance at regular quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of common stock and payments for the last meeting of the year are paid in cash or, at the option of the director, in shares of common stock. All of our directors elected to receive payment in common stock for the first and second board meeting in 2024. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 21, 2025 information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current executive officers and directors, both individually and as a group.

The beneficial owners and number of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as awarded, and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of April 21, 2025 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 5,814,041.

	Amount and Nature		Percentage
	of Beneficial		of
Name and Address of Beneficial Owner (1)	Ownership		Class

Directors and Executive Officers

Michael W. DePasquale	48,918	(2)	*
Cecilia C. Welch	24,483	(3)	*
Mira K. LaCous	10,706	(4)	*
James D. Sullivan	57,727	(5)	1.0%
Robert J. Michel	13,442	(6)	*
Emmanuel Alia	12,444	(7)	*
Cameron E. Williams	11,787	(8)	*
Wong Kwok Fong (Kelvin)	33,480	(9)	*
All officers and directors as a group (eight (8) persons)	212,987		3.7%

Beneficial Owner

Fiber Food Systems, Inc. 530 Technology Drive, Suite 100 Irvine, CA 92618	595,000		10.2%

Streeterville Capital LLC 303 East Wacker Drive, Suite 1040 Chicago, IL 60601	340,000	(10)	5.8%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 101 Crawfords Corner Rd, Suite 4116, Holmdel, NJ 07733
(2)	Includes 232 shares issuable on exercise of options, 9,167 shares issuable upon exercise of warrants, and 28,120 shares of restricted stock of which 25,297 remain subject to vesting.
(3)	Includes 174 shares issuable upon exercise of options and 26,064 shares of restricted stock of which 24,166 remain subject to vesting.
(4)	Includes 87 shares issuable upon exercise of options and 10,203 shares of restricted stock of which 9,371 remain subject to vesting.
(5)	Includes 174 shares issuable on exercise of options, 12,667 shares issuable upon exercise of warrants, and 26,064 shares of restricted stock of which 24,166 remain subject to vesting.
(6)	Includes 36 shares issuable on exercise of options and 6,365 shares of restricted stock of which 6,272 remain subject to vesting.
(7)	Includes 18 shares issuable on exercise of options and 6,365 shares of restricted stock of which 6,272 remain subject to vesting.
(8)	Includes 6,365 shares of restricted stock of which 6,272 remain subject to vesting.
(9)

Includes 232 shares issuable on exercise of options and 3,036 shares of restricted stock of which 2,435 remain subject to vesting. The address of Kelvin is Flat C, 27/F, Block 5, Grand Pacific Views, Siu Lam, Hong Kong N7.

(10)

Based on information contained in a Schedule 13G filed with the SEC on January 15, 2025 and other information known to the Company. Streeterville Capital LLC (“Streeterville”) is the direct holder of 340,000 shares of common stock. Streeterville Management LLC and John M. Fife indirectly beneficially own these shares. Streeterville has sole voting and dispositive power over the shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2024, information with respect to securities authorized for issuance under equity compensation plans.

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan, which was amended on June 13, 2019, by vote of stockholders, and amended and restated by vote of stockholders on June 18, 2021 (as amended and restated, the “2015 Plan”). The 2015 Plan reserves 43,834 shares of common stock for issuance of options, restricted stock, and other equity-based awards to employees, officers, directors, and consultants of the Company. Options are issued at exercise prices which may not be below 100-110% of fair market value and have terms not to exceed ten years. Options issued under the 2015 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain stock awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expires in December 2025.

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

On December 14, 2023, the stockholders approved the 2023 Stock Incentive Plan.  The 2023 Plan reserves 333,334 shares of common stock for issuance of options, restricted stock, and other equity-based awards to employees, officers, directors, consultants, advisors and independent contractors of the Company. Options are issued at exercise prices which may not be below 100% of fair market value (or 110% of the fair market value if, at the time the option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our stock) and have terms not to exceed ten years. Options issued under the 2023 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement or as determined by the Board or Compensation Committee. The 2023 Plan expires on December 13, 2033, unless terminated earlier. Awards have been granted for 185,194 shares under the 2023 Plan in 2024.

Number
of securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted-	under equity
	issued		average	compensation
	upon exercise		exercise price	plans
	of outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
	rights		rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,007	(1)(2)	$197.31	190,285	(3)
Equity compensation plans not approved by security holders	—		$-	—
Total	3,007	(1)(2)	$197.31	190,285	(3)

(1)	Consists of shares of common stock issuable upon the exercise of options outstanding as of December 31, 2024 under the 2015 Plan and the 2023 Plan.

(2)	Excludes employee stock purchase rights accruing under the ESPP.

(3)

Amount includes 529 shares of common stock and 155,957 shares of common stock available as of December 31, 2024 for future issuance under the 2015 Plan and the 2023 Plan, respectively, and 33,799 shares of common stock available as of December 31, 2024 for future issuance under the ESPP.

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

Collaboration with Fiber Food Systems, Inc.

         On November 27, 2024, we entered into a securities purchase agreement with Fiber Food Systems, Inc. (“Fiber Food”) pursuant to which we purchased from Fiber Food 5,000,000 shares (the “Boumarang Shares”) of common stock of Boumarang, Inc., an early-stage private technology company developing sustainable long-range drone technology for commercial applications, in exchange for 595,000 shares of the Company’s common stock. As a result of the forgoing transaction, Fiber Food become the beneficial owner of in excess of 5% of the Company’s outstanding shares of common stock. The purchase agreement with Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating our identity access management solutions into Fiber Food’s offerings, and introducing us to its customers, affiliates and business contacts who are potential users of our solutions, in each case pursuant to future definitive agreements on terms to be negotiated by the parties. In the event that at any time during the nine-month period after the closing of the transaction we value the Boumarang Shares at less than $5,000,000 on our balance sheet, we have  the right to cause Fiber Food to repurchase the Boumarang Shares from us in exchange for the return of the shares of Company common stock issued in exchange for the Boumarang Shares. As of the date of this report, we have engaged in discussions with Fiber Food and Boumarang regarding the contemplated collaboration but no definitive agreements have been executed. The purchase agreement also contains a standstill which prohibits the Company, Fiber Food, Boomerang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Independent Registered Public Accounting Firm

As previously disclosed, on April 24, 2024, the Audit Committee approved the engagement of Bush & Associates CPA (“Bush & Associates”) as the Company’s independent registered public accounting firm and on April 23, 2024, dismissed Marcum LLP  (“Marcum”), as the Company’s independent registered public accounting firm.

Marcum was retained to serve as the Company’s independent registered public accounting firm on July 20, 2022.  The audit report of Marcum on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that the report included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. Marcum did not audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2021.

During the two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through April 23, 2024, there were (i) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, and (ii) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K except that: (A) as previously reported in Item 9A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company reported a material weakness in its internal control over financial reporting for the fiscal year ended December 31, 2022, relating to Company’s review and control procedures over the income tax provision in the Company’s financial statement which were not operating at a level of precision to prevent or detect a potential material misstatement in the Company’s consolidated financial statements and a lack of control over the Company’s foreign subsidiaries with respect to the filing of required tax returns on a timely basis; and (B) as previously reported in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 22, 2024, the Company concluded on April 16, 2023 that its previously issued consolidated financial statements for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 included in the Company’s previously filed Quarterly Reports on Form 10-Q for such periods should no longer be relied upon. These reportable events were discussed among the Audit Committee and Marcum. Marcum has been authorized by the Company to respond fully to the inquiries of Bush & Associates concerning these reportable events.

The Company previously disclosed this information in its Current Report on Form 8-K filed with the SEC on April 30, 2024, provided Marcum with a copy of the disclosures, and requested that Marcum furnish it with a letter addressed to the SEC stating whether or not it agrees with the Company’s statements therein. A copy of the letter dated April 29, 2024 was filed as an exhibit to such Form 8-K.

During the two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through April 24, 2024, neither the Company, nor anyone on its behalf, consulted Bush & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Bush &Associates that Bush & Associates concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Audit and Non-Audit Fees

The following table shows fees for professional services and audit fees billed to us by Bush & Associates for the audit of our annual consolidated financial statements for the years ended December 31, 2024 and 2023 and for review of our financial statements included in our quarterly reports in 2024. The following table also shows fees for professional services and audit fees billed to us by Marcum LLC for review of our financial statements included in our quarterly reports in 2023, services in connection with the audit of our financial statements for the year ended December 31, 2023, and for providing various consents in 2023 and 2024:

	2024	2023

Audit Fees	$105,000	$280,000
Audit-Related Fees	65,802	73,151
Tax Fees	-	17,000
Other Fees	-	-
Total Fees	$170,802	$370,151

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

Audit Committee Pre-Approval Procedures

The audit committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2024 and 2023 shown above were pre-approved by the audit committee.

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

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

(1) Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm (Bush and Associates CPA., PCAOB ID:6797)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations—Years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows—Years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements—December 31, 2024 and 2023

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

FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of

BIO-key International, Inc. Holmdel, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and the retrospective adjustments related to the reverse stock split present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2024, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada

April 23, 2025

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$437,604	$511,400
Accounts receivable, net	718,229	1,201,526
Due from factor	74,170	99,320
Inventory, net of reserve	378,307	445,740
Prepaid expenses and other	278,648	364,171
Total current assets	1,886,958	2,622,157
Equipment and leasehold improvements, net	140,198	220,177
Capitalized contract costs, net	409,426	229,806
Deposits and other assets	7,976	-
Operating lease right-of-use assets	73,372	36,905
Investments	5,000,000	-
Intangible assets, net	1,097,630	1,407,990
Total non-current assets	6,728,602	1,894,878
TOTAL ASSETS	$8,615,560	$4,517,035

LIABILITIES
Accounts payable	$818,187	$1,316,014
Accrued liabilities	1,278,732	1,305,848
Note payable	1,525,977	-
Government loan – BBVA Bank, current portion	132,731	138,730
Deferred revenue - current	773,267	414,968
Operating lease liabilities, current portion	24,642	37,829
Total current liabilities	4,553,536	3,213,389
Deferred revenue, net of current portion	196,237	28,296
Deferred tax liability	-	22,998
Government loan – BBVA Bank, net of current portion	44,762	188,787
Operating lease liabilities, net of current portion	48,994	-
Total non-current liabilities	289,993	240,081
TOTAL LIABILITIES	4,843,529	3,453,470

Commitments (Note O)

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 3,715,483 and 1,032,777 of $.0001 par value at December 31, 2024 and December 31, 2023, respectively	372	103
Additional paid-in capital	133,030,271	126,047,851
Accumulated other comprehensive loss	49,290	22,821
Accumulated deficit	(129,307,902)	(125,007,210)
TOTAL STOCKHOLDERS’ EQUITY	3,772,031	1,063,565
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,615,560	$4,517,035

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2024	2023

Revenues
Services	$1,108,506	$2,218,885
License fees	5,189,370	4,342,010
Hardware	631,695	1,194,010
Total revenues	6,929,571	7,754,905

Costs and other expenses
Cost of services	396,274	861,936
Cost of license fees	589,505	1,174,919
Cost of hardware	516,611	700,231
Cost of hardware reserve	(213,005)	3,586,500
Total costs and other expenses	1,289,385	6,323,586
Gross Profit	5,640,186	1,431,319

Operating expenses
Selling, general and administrative	7,140,147	7,862,710
Research, development and engineering	2,511,080	2,394,926
Total operating expenses	9,651,227	10,257,636
Operating loss	(4,011,041)	(8,826,317)

Other income (expense)
Interest income	110	11,533
Gain from sale of asset		20,000
Loss on foreign currency transactions	(13,004)	(39,000)
Loan fee amortization	(124,000)	-
Change in fair value of convertible note		396,203
Interest expense	(175,755)	(218,270)
Total other income (expense)	(312,649)	170,466

Loss before provision for income tax benefit	(4,323,690)	(8,655,851)

Provision for income tax benefit	22,998	134,014

Net loss	$(4,300,692)	$(8,521,837)

Comprehensive loss:
Net loss	$(4,300,692)	$(8,521,837)
Other comprehensive loss- Foreign translation adjustment	26,469	265,423
Comprehensive loss	$(4,274,223)	$(8,256,414)

Basic and Diluted Loss per Common Share	$(2.09)	$(15.21)

Weighted Average Shares Outstanding:
Basic and Diluted	2,059,884	560,278

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2022	552,739	$55	$122,029,476	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	3,078	-	39,007	-	-	39,007
Issuance of restricted common stock to employees	16,404	1	(1)	-	-	-
Forfeiture of restricted stock	(3,752)	-	(3,105)	-	-	(3,105)
Exercise of warrants	177,889	18	302	-	-	320
Issuance of warrants	-	-	3,403,322	-	-	3,403,322
Issuance of stock for securities purchase agreements	283,472	29	892,909	-	-	892,938
Issuance of common stock for employee stock purchase plan	2,947	-	17,478	-	-	17,478
Share based compensation for employee stock purchase plan	-	-	4,343	-	-	4,343
Foreign currency translation adjustment	-	-	-	265,423	-	265,423
Share-based compensation	-	-	225,487	-	-	225,487
Issuance costs	-	-	(561,367)	-	-
Net loss	-	-	-	-	(8,521,837)	(8,521,837)
Balance as of December 31, 2023	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565
Issuance of common stock for directors’ fees	12,048	1	18,005	-	-	18,006
Issuance of restricted common stock to employees	178,963	18	(18)	-	-	-
Forfeiture of restricted stock	(9,168)	(1)	-	-	-	(1)
Exercise of warrants	1,903,222	190	1,907,909	-	-	1,908,099
Issuance of warrants	-	-		-	-	-
Issuance of stock for securities purchase agreements	595,000	60	4,999,940	-	-	5,000,000
Issuance of common stock for employee stock purchase plan	2,641	1	3,689	-	-	3,690
Share based compensation for employee stock purchase plan	-	-	775	-	-	775
Foreign currency translation adjustment	-	-	-	26,469	-	26,469
Share-based compensation	-	-	224,470	-	-	224,470
Issuance costs	-	-	(172,350)	-	-	(172,350)
Net loss	-	-	-	-	(4,300,692)	(4,300,692)
Balance as of December 31, 2024	3,715,483	$372	$133,030,271	$49,290	$(129,307,902)	$3,772,031

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,300,692)	$(8,521,837)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	93,026	75,136
Amortization of intangible assets and write-off	304,983	354,558
Interest payable on Note	164,589	-
Loss on foreign currency	13,004	39,000
Reserve for inventory	(213,005)	3,586,500
Allowance for doubtful account	(372,532)	750,000
Amortization of debt discount	124,000	-
Amortization of capitalized contract costs	175,900	171,291
Share based and warrant compensation for employees and consultants	225,245	226,725
Stock based fees to directors	18,006	39,007
Bad debt expense	100,000	100,000
Change in fair value of convertible note	-	(396,203)
Deferred income tax benefit	(22,998)	(134,014)
Amortization of operating lease right-of-use assets	79,521	-
Change in operating assets and liabilities:
Accounts receivable	855,829	(428,742)
Due from factor	25,150	(49,820)
Capitalized contract costs	(355,520)	(118,028)
Deposits	(7,976)	-
Right of use asset	(115,988)	160,449
Inventory	280,438	402,129
Prepaid expenses and other	85,523	(21,465)
Accounts payable	(502,987)	57,725
Income tax payable	15,000	(121,764)
Accrued liabilities	(42,116)	275,561
Deferred revenue	526,240	(71,288)
Operating lease liabilities	(66,712)	(168,376)
Net cash used for operating activities	(2,914,072)	(3,793,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,047)	(1,000)
Net cash used for investing activities	(13,047)	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings		4,296,260
Repayment of convertible notes		(2,200,000)
Proceeds from the exercise of warrants	1,908,099	320
Costs incurred for issuance of common stock	(172,350)	(561,367)
Proceeds from issuance of note payable	2,000,000	-
Repayment of note payable	(762,611)	-
Repayment of government loan	(150,024)	(119,251)
Proceeds from Employee Stock Purchase Plan	3,740	17,478
Net cash (used in) provided by financing activities	2,826,854	1,433,440
Effect of exchange rate changes	26,469	236,894
NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,796)	(2,124,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	511,400	2,635,522
CASH AND CASH EQUIVALENTS, END OF YEAR	$437,604	$511,400

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2024	2023

Cash paid during the year for:
Taxes	$-	$-
Interest	$175,755	$218,270

Noncash investing and financing activities:

Operating lease right-of-use asset and liability for new lease	$79,521	$-

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

In order to mitigate the losses and improve cash flow, the Company is working on the following initiatives.  Our EMEA subsidiary is now only selling our BIO-key and PortalGuard solutions that does not carry the previous 50% cost of sales.  We have agents actively seeking other markets to sell our inventory for the Nigerian projects. We continue to lower expenses if possible and keep our current monthly expenses at the current level of approximately $812,000. We now have an investment that we can liquidate to fund operations (See Note H) and to pay the required Note Payable payments (See Note J).

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customers for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At December 31, 2024 and 2023, amounts in deferred revenue were approximately $443,000 and $515,000, respectively.

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

5. Goodwill and acquired intangible assets

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit, based on the Company’s market capitalization, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test will be performed as of December 31st of each year. Refer Note G for more information regarding the impairment of goodwill in 2022.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

6. Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. At December 31, 2024 and 2023, cash equivalents consisted of a money market account.

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

Accounts receivable at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023

Accounts receivable	$1,351,482	$2,207,311
Allowance for doubtful accounts	(633,253)	(1,005,785)
Accounts receivable, net of allowances for doubtful accounts	$718,229	$1,201,526

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

The allowance for doubtful accounts for the years ended December 31, 2024 and 2023 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year

Year ended December 31, 2024 Allowance for Doubtful Accounts	$1,005,785	$16,265	$(388,797)	$633,253
Year ended December 31, 2023 Allowance for Doubtful Accounts	$573,785	$750,000	$(318,000)	$1,005,785

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

9. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. There were no impairments in 2024 and 2023.

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2024 and 2023 were approximately $353,000 and $340,000, respectively.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended
	December 31,
	2024	2023

Selling, general and administrative	$201,100	$209,134
Research, development and engineering	42,150	56,598
	$243,250	$265,732

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

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2024 and 2023:

	North				December 31,
	America	Africa	EMESA*	Asia	2024

License fees	$2,410,624	$1,490,256	$1,282,176	$6,314	$5,189,370
Hardware	154,931	-	391,764	85,000	631,695
Services	898,686	162,467	47,353		1,108,506
Total revenues	$3,464,241	$1,652,723	$1,721,293	$91,314	$6,929,571

	North				December 31,
	America	Africa	EMESA*	Asia	2023

License fees	$1,971,348	$552,630	$1,801,381	$16,651	$4,342,010
Hardware	147,815	0	1,013,295	32,900	1,194,010
Services	1,116,935	101,816	981,848	18,286	2,218,885
Total revenues	$3,236,097	$654,446	$3,796,524	$67,837	$7,754,905

* EMESA – Europe, Middle East, South America

Revenue recognized during the year ended December 31, 2024 from amounts included in deferred revenue at the beginning of the year was approximately $508,000. Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue at the beginning of the year was approximately $467,000. Total deferred revenue (contract liability) was approximately $970,000 and $443,000 at December 31, 2024 and 2023, respectively.  The contract liability is derived by an 18% carve-out on subscription orders which is based on industry standards and our current maintenance and support charge for perpetual licenses. Services revenue decreased $1,110,379 from year ended December 31, 2023 to December 31, 2024 which was largely attributed to one customer with a 70% cost the services.  License fees increased $847,297 from year ended December 31, 2023 to December 31, 2024 which a trend that we expect to continue.

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

Warrants were valued using the Black-Scholes model. The volatility for warrants were based on the five-year term of the warrants. We also substituted the Bloomberg one year volatility resulting in approximately $10,000 less in the sensitivity analysis.

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash, and cash equivalents, investment in debt security, and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed insured limits. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company was not in excess of coverage at December 31, 2024 and December 31, 2023. The Company has not incurred any losses on these accounts.

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

For the year ended December 31, 2024 one customer accounted for 24% of total revenue and 4% of accounts receivable. For the year ended December 2023, three customers accounted for 34% of total revenue.

At December 31, 2024, two customers accounted for 36% of the total accounts receivable. At December 31, 2023, three customers accounted for 66% of total accounts receivable.

NOTE E—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory in 2023 and 2024 is due to slow moving inventory purchased for projects in Nigeria and other slow moving inventory. The Company is looking into other markets and opportunities to sell or return the product. The total inventory below accounts for selective product that ships quarterly to customers worldwide and through Amazon.

Inventory is comprised of the following as of December 31:

	2024	2023

Finished goods	$4,098,513	$4,373,056
Fabricated assemblies	53,289	59,184
Reserve on finished goods	(3,773,495)	(3,986,500)
Total inventory	$378,307	$445,740

NOTE F—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2024	2023

Equipment	$1,016,802	$1,012,958
Furniture and fixtures	225,978	225,978
Software	49,143	49,143
Leasehold improvements	44,106	34,903
	1,336,029	1,322,982

Less accumulated depreciation and amortization	(1,195,831)	(1,102,805)

Total	$140,198	$220,177

Depreciation was $93,026 and $75,136 for 2024 and 2023, respectively. Amounts are recorded in selling, general, and administrative expense as well as in cost of services. Additions for the years ending 12/31/2024 and 12/31/23 were $13,047 and $1,000, respectively.  There have been no write-offs or adjustments for the years ending 12/31/2024 and 12/31/2023.

NOTE G—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31:

	2024	2023

Trade name	$130,000	$130,000
Proprietary software	420,000	420,000
Customer relationships	1,692,860	1,692,860
Patents and patents pending	365,080	365,080
	2,607,940	2,607,940

Less accumulated amortization	(1,510,310)	(1,199,950)

Total	$1,097,630	$1,407,990

Aggregate amortization expense for 2024 and 2023 was approximately $310,000 and $355,000, respectively. Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2025	$267,000
2026	$224,000
2027	$223,000
2028	$141,000
2029	$117,000
Thereafter	$125,630
Total	$1,097,630

Goodwill

The Company concluded the amounts in goodwill had been fully impaired and accordingly wrote-off the entire balance in full for the Swivel Secure Europe LTD acquisition, due the reversal of the earnout payable based on the 2022 revenue achievement as at December 31, 2022.

NOTE H - INVESTMENTS

Equity Investment in Privately Held Company

     On November 27, 2024, the Company purchased 5,000,000 shares (the “Boumarang Shares”) of common stock of Boumarang, Inc., an early-stage private technology company developing sustainable long-range drone technology for commercial applications. The Boumarang Shares represent approximately 7.92% of the issued and outstanding shares of Boumarang, Inc. and the Company has no corporate governance or control rights. The Boumarang Shares were purchased from Fiber Food Systems, Inc. (“Fiber Food”), an early-stage company engaged in developing global food security solutions, in consideration of the issuance of 595,000 shares of the Company’s common stock. Fiber Food is not a principal stockholder of Boumarang and has no corporate governance or control rights.

     The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms  to be negotiated by the parties. The Company has engaged in discussions with Fiber Food and Boumarang regarding the contemplated collaboration, but no definitive agreements have been executed. In the event that at any time during the nine-month period after the closing of the transaction the Company values the Boumarang Shares at less than $5,000,000 on its balance sheet, the Company has the right to cause Fiber Food to repurchase the Boumarang Shares from the Company in exchange for the return of the shares of Company common stock issued in exchange for the Boumarang Shares. The purchase agreement also contains a standstill which prohibits the Company, Fiber Food, Boomerang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party.

     The Boumarang Shares constitute an investment in a privately held company for which there is no trading market and are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use in pricing the asset or liability, such as inherent risk, non-performance risk and credit risk.  The Company follows ASC Topic 820 – “Fair Value Measurement,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1:     Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:     Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from observable market data by correlation or other means.

Level 3:    Inputs for the asset or liability that are not based on observable market data (unobservable inputs).

     The Boumarang Shares are classified as a Level 3 asset and have been valued based on a combination of recent sales of Boumarang common stock to third parties  and a third party valuation applying a discounted cash flow analysis which included discounts for lack of control and lack of marketability, small company risk premium, and specific company risk premium based on Boumarang being an early-stage pre-revenue company. The lack of control and marketability discounts were based on published studies and transfer restrictions contained in Boumarang’s corporate governance documents.

     Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Boumarang Shares may fluctuate from period to period and the fair value of the Boumarang Shares may differ significantly from the values that would have been used had a ready market existed for such shares and may differ materially from the values that the Company may ultimately realize. The early-stage pre-revenue status and unproven technology of Boumarang raise uncertainties that could impact the recoverability of the investment in the Boumarang Shares.

     ASC 321-10-35 requires annual impairment testing for equity securities without readily determinable fair values.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2024	2023

Compensation	$549,217	$326,007
Compensated absences	299,152	327,252
Accrued legal and accounting fees	161,000	264,976
Taxes	55,986	152,986
Employee expenses reimbursement	154,209	124,209
Sales tax payable	18,147	19,282
Other	41,021	91,136

Total	$1,278,732	$1,305,848

      For the years ended 12/31/2024 from 12/31/2023, there were increases in compensation costs related to commission payments due of approximately, $223,000 and increases in employee expenses reimbursement due to timing of reimbursements of approximately $30,000. These increases were offset by decreases for the years ended 12/31/2024 from 12/31/2023 of approximately $28,000 for a lower vacation time accrual, approximately $104,000 for lower legal and accounting fees, approximately $97,000 for taxes, approximately $1,135 for sales tax, and approximately $50,000 for miscellaneous accrued expenses.

NOTE J—NOTE PAYABLE

Securities Purchase Agreement dated June 24, 2024

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

The Company received gross proceeds of approximately $1.9 million in connection with a financing transaction (see Note N Warrants). In accordance with the terms of the 2024 Note, on October 1, 2024, 40% of the proceeds received, or approximately $762,600, was used to prepay amounts due under the 2024 Note.

Subsequent to the period ending December 31, 2024, the Company entered into two Exchange Agreements with the holder of the Note and agreed to partition the original Note two new Promissory Notes in the original principal amounts of $629,000 and $205,000, respectively, reducing the outstanding principal amount of the original Note to approximately $738,400.

NOTE K—CONVERTIBLE NOTE PAYABLE

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

In connection with the issuance of the Note, the Company issued to the investor 38,889 shares of Common Stock (the “Commitment Shares”) valued at $18.00 per share and a warrant (the “Warrant”) to purchase 11,112 shares of common stock (the “Warrant Shares”) at an exercise price of $54.00 per share, exercisable commencing on the date of issuance with a term of five years. The warrant was valued at $94,316 (see Note N).

On October 31, 2023 the Company repaid $1,400,000 of principal due under the Note, and on December 21, 2023 the Company repaid the remaining principal balance of $800,000 due under the Note.

As of December 31, 2023, the Note was paid in full.

NOTE L—LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong Kong with lease termination dates in 2025 and 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Lease cost
Operating lease cost	$45,787	$166,161
Total lease cost	$45,787	$166,161

Balance sheet information
Operating right-of-use assets	$73,372	$36,905

Operating lease liabilities, current portion	$24,642	$37,829
Operating lease liabilities, non-current portion	48,994	-
Total operating lease liabilities	$73,636	$37,829

Weighted average remaining lease term (in years) – operating leases	2.67	0.67
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$63,914	$213,783

Maturities of operating lease liabilities were as follows as of December 31, 2024:

2025	$28,195
2026	29,267
2027	22,477
Total future lease payments	79,939
Less: imputed interest	(6,303)
Total	$73,636

NOTE M—COMMITMENTS AND CONTINGENCIES

Distribution Agreement

Swivel Secure had a distribution agreement with Swivel Secure Limited (“SSL”). Terms of the agreement include the following:

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

The Company and Swivel Secure Limited terminated the Distribution Agreement in the fourth quarter 2024. The Company made a business decision to that our PortalGuard and WEB-key solutions be sold versus the Swivel Secure Limited solutions to increase gross profit by close to 50%.  The termination of the agreement did not result in any penalties or inventory returns.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2024, the Company was not a party to any pending lawsuits.

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

Issuances of Common Stock

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan. Under the terms of this plan, 43,834 shares of common stock are reserved for issuance to employees and officers of the Company at 85% of the lower of the closing price of the common stock as reported on the Nasdaq Capital Market at the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. During 2024 and 2023, 2.641, and 17,478 shares respectively were issued under the ESPP to employees, which resulted in a $775, and $4,343 non-cash compensation expense respectively for the Company

On December 22, 2022, the Company issued the Commitment Shares. See Note K - Convertible Note Payable for more information.

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

The Company issued 178,963 shares of restricted common stock to certain employees of the Company and 9,168 of shares of restricted common stock were forfeited during fiscal year 2024. The Company issued 16,404 shares of restricted common stock to certain employees of the Company and 3,752 of shares of restricted common stock were forfeited during fiscal year 2023.  These shares vest in equal annual installments over a three-year period from the date of grant.

Restricted stock compensation for the years ended December 31, 2024 and 2023 was $224,470 and $225,487, respectively.

Issuances to Directors, Executive Officers & Consultants

During the 2024 and 2023 years, the Company issued 12,048 and 3,078 shares of common stock respectively to its directors in lieu of payment of board fees, valued at $18,005 and $39,007 respectively.

Warrants

Warrants Issued with a Warrant Exercise Agreement:

On September 12, 2024, the Company entered into a Warrant Exercise Agreement ("inducement agreement") with an existing institutional investor for the immediate exercise of certain outstanding warrants that the Company issued on October 30, 2023. Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock at an amended exercise price of $1.85. The gross proceeds from the exercise of the warrants was approximately $1.9 million, prior to deducting placement agent fees and estimated offering expenses. In consideration for the immediate exercise of the warrants, the Company also agreed to issue to the investor unregistered Series A Warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock and unregistered Series B Warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock, each with an exercise price of $1.85 per share. The Series A Warrants and Series B Warrants share substantially the same terms, are immediately exercisable and will expire five years from the date of issuance.

Warrants Issued with Convertible Note:

See Note K - Convertible Note Payable for the warrant issued with a convertible note in 2022.

Valuation Assumptions for Warrants:

The Company records the warrants at their fair value which is determined using the Black-Scholes valuation model on the date of the grant. The fair value of the warrants issued in 2023 and 2022 were estimated with the following assumptions:

	Years ended
	December 31,
	2024	2023
Weighted average risk-free interest rate	3.34%	4.63%
Weighted average exercise price	$1.85	$3.15
Weighted average exercise period	5	5
Weighted average Volatility of stock price	577%	817%

The volatility for each issuance is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected exercise period. The five-year volatility is higher than the one-year rate from Bloomberg of 245%, based on several reverse-splits of BIO-key's stock over the five-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the years to maturity.

A summary of warrant activity is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Total	exercise	life	intrinsic
	Warrants	price	(in years)	value

Outstanding, as of December 31, 2022	270,672	104.95	2.59	—
Granted	2,534,148	3.15
Exercised	(177,890)	0.0018
Forfeited	—	—
Expired	(438)	—
Outstanding, as of December 31, 2023	2,626,492	$104.95	4.37	—
Granted	2,061,112	1.85
Exercised	(1,903,222)	1.00
Forfeited	—	—
Expired	(13,889)	—
Outstanding, as of December 31, 2024	2,770,493	$10.99	4.19	—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.71, $3.00, and $10.62 as of December 31, 2024, 2023 and 2022, respectively, which would have been received by the warrant holders had all warrant holders exercised their options as of that date. There were no in-the-money warrants exercisable as of December 31, 2024, 2023 and 2022.

NOTE O—STOCK OPTIONS

2023 Stock Incentive Plan

On December 14, 2023, the stockholders approved the 2023 Stock Incentive Plan.  The 2023 Plan reserves 333,334 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, consultants advisors and independent contractors of the Company. Options are issued at exercise prices which may not be below 100% of fair market value (or 110% of the fair market value if, at the time the option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our stock) and have terms not to exceed ten years. Options issued under the 2023 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement or as determined by the Board or Compensation Committee. The 2023 Plan expires on December 13, 2033, unless terminated earlier. In 2024 the Company issued 177,433 restricted shares to employees of which 7,817 were forfeited.  The Company also issued 7,761 shares to the Board of Directors for payments of Board fees.

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

Stock Option Activity

Information summarizing option activity is as follows:

					Weighted
				Weighted	average
	Number of Options			average	remaining	Aggregate
	2015	Non	Total	exercise	life	intrinsic
	Plan	Plan		price	(in years)	value

Outstanding, as of December 31, 2022	6,241	4,724	11,313	$299.61	2.07	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(151)	—	(151	94.44
Expired	(1,548)		(1,895)	256.30
Outstanding, as of December 31, 2023	4.542	4,724	9,266	$311.16	0.96	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(348)	—	(348)	93.60
Expired	(1,187)	(4,724)	(5,911)	380.51
Outstanding, as of December 31, 2024	3,007	-	3,007	$197.31	1.14	$0
Vested or expected to vest at December 31, 2024			3,007	$197.31	1.14	$0
Exercisable at December 31, 2024			3,007	$197.31	1.14	$0

The options outstanding and exercisable at December 31, 2024 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number of	exercise	remaining	Number	exercise
Range of exercise prices	shares	price	life (in years)	exercisable	price
$93.60 - 169.92	1,857	$144.71	1.67	1,857	$144.71
$169.93 - 504.00	1,150	282.24	0.22	1,150	282.24
$93.60 - 504.00	3,007			3,007

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.71, $3.00, and $10.62 as of December 31, 2024, 2023 and 2022, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2024, 2023 and 2022.

The weighted average fair value of options granted during the years ended December 31, 2024 and 2023 was $0 as no options were granted in either year. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0 as no options were exercised in either year. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $0 (none vested) and $18,310. respectively.

As of December 31, 2024, there was no future forfeiture adjusted compensation costs related to nonvested stock options.

NOTE P—INCOME TAXES

The components of net loss consist of the following:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

United States	$(2,767,752)	$(7,279,970)
Hong Kong	(222,901)	(627,146)
Nigeria	(223,426)	(203,700)
Spain	(1,086,613)	(411,021)
Total	$(4,300,692)	$(8,521,837)

There was no provision for current federal, foreign or state taxes for both of the years ended December 31, 2024 and 2023 as a result of taxable losses incurred in these jurisdictions. The provision for income tax benefits consist of the following (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

Current – federal,	$-	$-
state
foreign
Deferred- Federal		40,986
States
Foreign	(22,998)	(175,000)
Total	(22,998)	(134,014)
Change in valuation allowance

Provision for income tax expense (benefit)	$(22,998)	$(134,014)

Significant components of deferred tax assets and liabilities are as follows at December 31, 2024 and 2023 :

	December 31,	December 31,
	2024	2023

Accrued compensation	$154,457	$112,201
Allowance for doubtful accounts	20,513	90,405
Research and development expenses	1,216,601	1,017,551
Capital loss carry forward	114,251	114,251
Stock-based compensation	34,299	32,408
Equipment and leasehold improvements	(6,268)	(12,353)
Intangible assets - US	-	-
Intangible assets - Foreign	-	(145,000)
Reserve - Foreign	-	150,000
Inventory reserve	781,213	828,668
Interest expense	-	-
Operating lease liabilities	(16,346)	-
Other	1,000	1,000
Tax credits	1,554,541	1,748,235
Operating lease right-of-use assets	16,406	206
Net operating loss and research and credit carryforwards	11,824,622	13,277,118
Valuation allowance	(15,740,289)	(17,214,690)

Net deferred tax liability	$-	$

The Company has a valuation allowance against the full amount of its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2024 and 2023, the Company provided a valuation allowance on its net deferred tax assets of $15,740,289 and $17,214,690 respectively.

As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of approximately $54.6 million. Approximately $36 million are subject to expiration between 2025 and 2037, and $18.6 million net operating loss carryforwards have no expiration date. These net operating loss carryforwards could be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. In addition, the Company has net operating loss carry forwards from various states of approximately $5.9 million which expire from 2026 through 2043.

A reconciliation of the effective income tax rate on operations reflected in the statements of operations to the US federal statutory income tax rate is presented below.

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

Federal statutory income tax rate	21%	21%
State taxes, net of federal benefit	0.82	(1.41)
Permanent differences	(1.84)	1.97
Expiration of net operating loss and research credit carryforwards	(46.14)	(7.84)
Expiration and forfeiture of stock options	-	-
foreign rate differential	(7.23)	(5.84)
rate change	(0.41)	(1.05)
Other	0.14	(9.08)
Valuation allowance	33.98	(0.24)

Effective tax rate	0.32%	(2.5)%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2020 through 2024 remain open to examination by the IRS and state jurisdictions.

The Company's subsidiary in Nigeria has not filed its required returns since inception. Management believes that when the returns are filed, no taxes will be owed due to the losses incurred during those periods. The Company is not subject to minimum tax during the first four years of operations. As a result, management could not calculate the amount of net operating loss carryforwards that are available to offset future taxable income. We estimate that the potential penalties for non-filing will be minimal due to the losses.  The Company is currently working on the filings and expects to be current by December 31, 2025.

The Company's subsidiary in Hong Kong has not filed its required returns in several years. Management believes that when the returns are filed, no taxes will be owed due to losses incurred during those periods. As a result, management could not calculate the amount of net operating loss carryforwards are available to offset future taxable income.  We estimate that the potential penalties for non-filing will be minimal due to the losses.  The Company will be working on the filings during 2025 and expects to be current in 2026.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended December 31, 2024 and 2023.

NOTE Q

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no matching contributions during the years ended December 31, 2024 and 2023.  The plan passed its 2023 annual non-discrimination test, and expects to pass the 2024 annual non-discrimination test.

NOTE R—EARNINGS PER SHARE (EPS)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution:

	Years ended December 31,
	2024	2023

Stock options	3,007	9,266
Warrants	2,770.493	270,672
Total	2,773,500	279,938

NOTE S—QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

The Company is providing restated quarterly unaudited consolidated financial information for interim periods occurring within the year ended December 31, 2023.

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its year-end 2023 consolidated financial statements. In the course of the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, the Company determined that certain errors were made which require the restatement of the Company’s previously issued financial statements for the interim periods occurring within the year ended December 31, 2023. These errors resulted in the overstatement of accounts receivable and revenue, understatements in certain allowances for accounts receivable and certain reserves for inventory, and an understatement of net loss and total stockholders’ equity which errors may also impact other amounts included in the financial statements. The Company attributes the errors principally to a material weakness in internal controls over the recording and processing of revenues, allowances for accounts receivable and certain reserves for inventory, which the Company worked to remediate in 2024. We have put newly trained management in control of our EMEA invoice processing and revenue recognition process.  Additionally, we have added more inventory analysis in our quarterly closing process.

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

The restated line items of the consolidated statements of comprehensive income for the three-month periods ended March 31, 2023, June 30, 2023, and September 30, 2023 are as follow:

		Originally Reported			Adjustment			Restated

	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3

License fees	$2,478,556	$1,235,771	$950,015	$(900,000)	$1,578,556	$1,235,771	$950,015
Total revenues	3,083,767	1,928,929	1,817,108	(900,000)	-	-	2,183,767	1,928,929	1,817,108
Cost of hardware - Reserve	-	-	-	500,000	1,000,000	1,000,000	500,000	1,000,000	1,000,000
Total costs and other expenses	820,274	606,111	476,604	500,000	1,000,000	1,000,000	1,320,274	1,606,111	1,476,604
Gross profit	2,263,493	1,322,818	1,340,504	(1,400,000)	(1,000,000)	(1,000,000)	863,493	322,818	340,504
Selling, general and administrative	1,931,732	1,943,164	1,547,376	200,000	200,000	1,931,732	2,143,164	1,747,376
Total Operating Expenses	2,621,891	2,501,345	2,106,062	-	200,000	200,000	2,621,891	2,701,345	2,306,062
Operating loss	(358,398)	(1,178,527)	(765,558)	(1,400,000)	(1,200,000)	(1,200,000)	(1,758,398)	(2,378,527)	(1,965,558)
Loss before provision for income tax	(288,322)	(1,279,878)	(638,013)	(1,400,000)	(1,200,000)	(1,200,000)	(1,688,322)	(2,479,878)	(1,838,013)
Net loss	(288,322)	(1,422,878)	(637,824)	(1,400,000)	(1,200,000)	(1,200,000)	(1,688,322)	(2,479,878)	(1,838,013)
Comprehensive Net loss	(288,322)	(1,422,878)	(637,824)	(1,400,000)	(1,200,000)	(1,200,000)	(1,688,322)	(2,479,878)	(1,838,013)
Comprehensive loss	(216,176)	(1,402,994)	(602,460)	(1,400,000)	(1,200,000)	(1,200,000)	(1,616,176)	(2,459,994)	(1,802,649)
Basic and Diluted Loss per Common Share	(0.52)	(2.56)	(1.12)	(2.52)	(2.16)	(2.11)	(3.04)	(4.45)	(3.22)

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

NOTE T—SUBSEQUENT EVENTS

On January 8, 2025, the Company issued 14,970 shares of common stock in repayment of $25,000 of the principal due on the 2024 Note.

On January 10, 2025, 679 shares of restricted common stock were forfeited by employees who left the Company before the lapse of the restriction period applicable to such shares.

On January 10, 2025, 5,000 shares of restricted common stock were forfeited by employees who left the Company before the lapse of the restriction period applicable to such shares.

    On January 15, 2025, the Company entered into a warrant exercise agreement under which the counterparty agreed to exercise outstanding warrants to purchase 2,061,112 shares of common stock at an exercise price of $1.85 per share resulting in gross proceeds of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses. In connection with this transaction, the Company issued additional warrants to purchase an aggregate 3,091,668 shares of common stock at an exercise price of $2.15 per share.

On January 15, 2025, the Company issued 149,635 shares of common stock in repayment of $205,000 of the principal due on the 2024 Note.

On January 15, 2025, the Company issued 340,000 shares of common stock in repayment of $629,000 of the principal due on the 2024 Note.

On January 17, 2025, the Company issued 431,000 shares of common stock upon the exercise of warrants.

On January 23, 2025, the Company issued 427,112 shares of common stock upon the exercise of warrants.

On February 14, 2025, the Company issued 241,000 shares of common stock upon the exercise of warrants.

On March 13, 2025, the Company issued 491,000 shares of common stock upon the exercise of warrants.

On March 20, 2025, the Company issued 8,913 shares of common stock to its directors in payment of board fees.

On March 20, 2025, the Company issued 2,500 shares of restricted stock to new employees which vest over three-years.

The forgoing issuances of common stock after December 31, 2024 total 2,106,130 shares representing a 56% increase in the Company's outstanding shares of common stock since December 31, 2024, less forfeitures.

On March 28, 2025, 1,893 shares of restricted common stock were forfeited by an employee who left the Company before the lapse of the restriction period applicable to such shares.

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

3.10	Certificate of Amendment to Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2, File No. 333-16451)

4.2	Common Stock Purchase Warrant dated May 6, 2020 (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed with the SEC on June 8, 2020)

4.3	Common Stock Purchase Warrant dated June 29, 2020 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on July 1, 2020)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.9 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on October 26, 2023)

4.8	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on October 26, 2023)

4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the SEC on December 21, 2023)

4.11	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 16, 2024)

4.12	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 16, 2024)

4.13	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 16, 2025)

4.14	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2025)

4.15

BIO-key International, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the annual report on Form 10-K filed with the SEC on April 1, 2022

10.1***

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)

10.2***

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)

10.3***

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.4***

Employment Agreement by and between BIO-key International, Inc. and James Sullivan dated April 5, 2017 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 29, 2021)

10.5

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.6***	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 15, 2015)

10.7

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)

10.8***

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

10.18***

Form of Restricted Stock Award Agreement under the BIO-key International, Inc. Amended & Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 28, 2020)

10.19***	BIO-key International, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on May 4, 2021)

10.20***	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on May 4, 2021)

10.21	Management Services Agreement dated March 8, 2022 by and among Swivel Aman-FZCO, Swivel Secure Europe, SA, and Alex Rocha (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.22	Option Agreement dated March 8, 2022 by and between the Company and Alex Rocha (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.23	Distribution Agreement dated October 23, 2020 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.24	Deed of Variation dated January 26, 2022 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.25	Securities Purchase Agreement dated December 22, 2022 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.26	Common Stock Purchase Warrant, dated December 22, 2022 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.27	$2,200,000 Senior Secured Promissory Note, dated December 22, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

10.29***	BIO-key International, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

10.30	Securities Purchase Agreement, dated as of December 20, 2023, by and between BIO-key International, Inc. and Dillon Hill Investment Company LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

10.31	Note Purchase Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.32	$2,360,000 Secured Promissory Note dated June 24, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.33	Security Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.34	Intellectual Property Security Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.35	Guaranty dated June 24, 2024 by and between Pistol Star, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.36	Form of Warrant Exercise Agreement, dated September 12, 2024, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2024)

10.37	Securities Purchase Agreement dated November 27, 2024, by and among BIO-key International, Inc., Fiber Food Systems, Inc. and Boumarang Inc. (incorporated by refence to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2024)

10.38	Form of Warrant Exercise Agreement, dated January 15, 2025, by and between BIO-key International, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2025)

10.39	Exchange Agreement, dated January 15, 2025, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2025)

10.40	Exchange Agreement, dated January 15, 2025, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 16, 2025)

19.1*	Insider Trading Policy

21.1*	List of subsidiaries of BIO-key International, Inc.

23.1*	Consent of Bush and Associates CPA
24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy dated October 2, 2023

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

BIO-KEY INTERNATIONAL, INC.

Date: April 23, 2025	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Michael W. DePasquale and Cecilia Welch, or either of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2025
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2025
Cecilia Welch

/s/ROBERT J. MICHEL	Director	April 23, 2025
Robert J. Michel

/s/ WONG KWOK FONG	Director	April 23, 2025
Wong Kwok Fong

/s/ CAMERON WILLIAMS	Director	April 23, 2025
Cameron Williams

/s/ EMMANUEL ALIA	Director	April 23, 2025
Emmanuel Alia