Form 10-Q
period 2025-03-31
BIO KEY INTERNATIONAL INC
filed 2025-05-15
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 13, 2025, is 5,821,306.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,133,752	$437,604
Accounts receivable, net	803,277	718,229
Due from factor	40,450	74,170
Inventory	357,842	378,307
Prepaid expenses and other	254,285	278,648
Total current assets	4,589,606	1,886,958
Equipment and leasehold improvements, net	122,986	140,198
Capitalized contract costs, net	375,705	409,426
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	67,142	73,372
Investments	5,000,000	5,000,000
Intangible assets, net	1,020,261	1,097,630
Total non-current assets	6,594,070	6,728,602
TOTAL ASSETS	$11,183,676	$8,615,560

LIABILITIES
Accounts payable	$568,836	$818,187
Accrued liabilities	1,042,411	1,278,732
Note payable	762,151	1,525,977
Government loan – BBVA Bank, current portion	138,667	132,731
Deferred revenue, current	928,291	773,267
Operating lease liabilities, current portion	25,260	24,642
Total current liabilities	3,465,616	4,553,536
Deferred revenue, long term	136,931	196,237
Government loan – BBVA Bank – net of current portion	11,666	44,762
Operating lease liabilities, net of current portion	42,410	48,994
Total non-current liabilities	191,007	289,993
TOTAL LIABILITIES	3,656,623	4,843,529

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 5,814,041 and 3,715,483 of $.0001 par value at March 31, 2025 and December 31, 2024, respectively	582	372
Additional paid-in capital	137,514,825	133,030,271
Accumulated other comprehensive loss	56,093	49,290
Accumulated deficit	(130,044,447)	(129,307,902)
TOTAL STOCKHOLDERS’ EQUITY	7,527,053	3,772,031
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,183,676	$8,615,560

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Services	$272,598	$213,122
License fees	1,098,758	1,950,434
Hardware	235,803	17,647
Total revenues	1,607,159	2,181,203
Costs and other expenses
Cost of services	98,144	138,849
Cost of license fees	72,885	148,221
Cost of hardware	108,469	12,573
Total costs and other expenses	279,498	299,643
Gross profit	1,327,661	1,881,560

Operating Expenses
Selling, general and administrative	1,372,524	1,782,973
Research, development and engineering	595,775	607,521
Total Operating Expenses	1,968,299	2,390,494
Operating loss	(640,638)	(508,934)
Other income (expense)
Interest income	3	5
Loan fee amortization	(60,000)	-
Interest expense	(35,910)	(1,356)
Total other income (expense), net	(95,907)	(1,351)

Loss before provision for income tax	(736,545)	(510,285)

Provision for (income tax) tax benefit	-	-

Net loss	$(736,545)	$(510,285)

Comprehensive loss:
Net loss	$(736,545)	$(510,285)
Other comprehensive income (loss) – Foreign currency translation adjustment	6,803	(62,275)
Comprehensive loss	$(729,742)	$(572,560)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.32)

Weighted Average Common Shares Outstanding:
Basic and diluted	4,702,421	1,615,323

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2025	3,715,483	$372	$133,030,271	$49,290	$(129,307,902)	$3,772,031
Issuance of common stock for directors’ fees	8,913	1	9,001	-	-	9,002
Issuance of common stock to employees	2,500	-	-	-	-	-
Issuance of common stock for repayment of debt	504,605	50	858,950	-	-	859,000
Restricted stock forfeited	(7,572)		-	-	-	-
Exercise of warrants	1,590,112	159	3,812,898	-	-	3,813,057
Foreign currency translation adjustment	-	-		6,803	-	6,803
Share-based compensation	-	-	52,488	-	-	52,488
Issuance costs	-	-	(248,783)	-	-	(248,783)
Net loss	-	-	-	-	(736,545)	(736,545)
Balance as of March 31, 2025	5,814,041	$582	$137,514,825	$56,093	$(130,044,447)	$7,527,053

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

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(736,545)	$(510,285)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	21,782	23,808
Amortization of intangible assets	76,245	78,005
Amortization of capitalized contract costs	46,545	38,665
Amortization of Note Payable	60,000	-
Interest payable on Note	35,173	-
Operating leases right-of-use assets	6,230	13,686
Share and warrant-based compensation for employees and consultants	52,488	47,790
Stock based directors’ fees	9,002	9,003
Bad debts	15,000	100,000
Change in assets and liabilities:
Accounts receivable	(85,048)	399,749
Due from factor	33,720	91,070
Capitalized contract costs	(12,824)	(158,005)
Inventory	20,465	5,545
Prepaid expenses and other	24,363	(63,513)
Accounts payable	(259,571)	(116,012)
Accrued liabilities	(236,321)	(104,257)
Deferred revenue	95,718	455,868
Operating lease liabilities	(1,734)	(14,033)
Net cash used in operating activities	(835,312)	297,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,570)	(1,869)
Net cash used in investing activities	(4,570)	(1,869)
CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs	(248,783)	(13,470)
Proceeds for exercise of warrants	3,813,057	1,400
Receipt of cash from Employee stock purchase plan	-	-
Repayment of government loan	(35,047)	(41,821)
Net cash used in financing activities	3,529,227	(53,891)

Effect of exchange rate changes	6,803	(62,275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,696,148	179,049
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,604	511,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,133,752	$690,449

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024

Cash paid for:
Interest	$737	$1,356

Noncash investing and financing activities:
Issuance of stock for repayment of debt	$859,000	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at March 31, 2025 was derived from the audited financial statements, but does not include all of the disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on June 5, 2024.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended March 31, 2025 and March 31, 2024:

	North				March 31,
	America	Africa	EMESA*	Asia	2025

Services	$205,843	$64,152	$142	$2,461	$272,598
License fees	354,584	525,093	219,081	-	1,098,758
Hardware	17,852	-	188,911	29,040	235,803
Total Revenues	$578,279	$589,245	$408,134	$31,501	$1,607,159

	North				March 31,
	America	Africa	EMESA*	Asia	2024

Services	$191,481	$20,254	$1,387	$-	$213,122
License fees	519,244	1,266,553	164,637	-	1,950,434
Hardware	17,408	-	239	-	17,647
Total Revenues	$728,133	$1,286,807	$166,263	$-	$2,181,203

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At March 31, 2025 and December 31, 2024, amounts in deferred revenue were approximately $1,065,000 and $485,000, respectively. Revenue recognized during the three months ended March 31, 2025 from amounts included in deferred revenue at the beginning of the period was approximately $200,000.

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

Accounts receivable at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024

Accounts receivable	$1,436,530	$1,351,482
Allowance for credit losses	(633,253)	(633,253)
Accounts receivable, net of allowances for credit losses	$803,277	$718,229

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

Selling, general and administrative	$44,831	$47,642
Research, development and engineering	7,657	9,151
	$52,488	$56,793

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and slow-moving inventory. The Company has been selling units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Finished goods	$4,078,048	$4,098,513
Fabricated assemblies	53,289	53,289
Reserve on finished goods	(3,773,495)	(3,773,495)
Total inventory	$357,842	$378,307

7.         INVESTMENTS

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

ASC 321-10-35 requires annual impairment testing for equity securities without readily determinable fair values.

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2025, the Company was not a party to any pending lawsuits.

9.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	March 31,	March 31,
	2025	2024

Lease cost
Total lease cost	$6,979	$14,553

	March 31,	December 31,
Balance sheet information	2025	2024
Operating right-of-use assets	$67,670	$73,372

Operating lease liabilities, current portion	$25,260	$24,642
Operating lease liabilities, non-current portion	42,410	48,994
Total operating lease liabilities	$67,670	$73,636

Weighted average remaining lease term (in years) – operating leases	2.42	2.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2025 and 2024:	$11,964	$22,613

Maturities of operating lease liabilities were as follows as of March 31, 2025:

2025 (9 months remaining)	$21,216
2026	29,267
2027	22,477
2028	-
Total future lease payments	$72,960
Less: imputed interest	(5,290)
Total	$67,670

10.	NOTE PAYABLE

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

In the third quarter of 2024, the Company received gross proceeds of approximately $1.9 million in connection with a financing transaction (see Note 12 Warrants). In accordance with the terms of the 2024 Note, 40% of the proceeds received, or approximately $762,600, was used to prepay amounts due under the 2024 Note.

In, January 2025, the Company entered into two Exchange Agreements with the holder of the Note and agreed to partition the original Note new Promissory Notes in the original principal amounts of $629,000 and $205,000, respectively, reducing the outstanding principal amount of the original Note to approximately $738,400.

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

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution:

	Three Months ended March 31,
	2025	2024

Stock options	1,857	9,236
Warrants	4,240,918	1,848,826
Total	4,242,775	1,858,062

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the three-month periods ended March 31, 2025, and 2024, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 43,334 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. There were no shares issued during the three-month periods ended March 31, 2025 and 2024.

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

During the three-month periods ended March 31, 2025 and 2024, the Company issued 2,500 and 0 shares of restricted common stock, respectively, to certain employees and directors. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $2,525 and $0, respectively.

During the three-month periods ended March 31, 2025 and 2024, 7,572 and 316 shares of restricted common stock were forfeited, respectively.

Share based compensation for the three-month periods ended March 31, 2025 and 2024, was $52,488 and $56,793, respectively.

Issuances to Directors

During the three-month periods ended March 31, 2025, and 2024, the Company issued  8,913 and 4,287, shares of common stock to its directors in lieu of payment of board and committee fees valued at $9,002 and $9,003, respectively.

Employees’ exercise options

During the three-month periods ended March 31, 2025 and 2024, no employee stock options were exercised.

3. Warrants

On January 15, 2025, the Company entered into a warrant exercise agreement with an existing institutional investor to exercise certain outstanding warrants to purchase an aggregate of 2,061,112 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $1.85 per share which were originally issued to the Investor on September 13, 2024. In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the existing warrants, the Investor received new unregistered Series A warrants to purchase up to an aggregate of 1,545,834 shares of the Company’s Common Stock (the “Series A Warrants”) and new unregistered Series B warrants to purchase up to an aggregate of 1,545,834 shares of the Company’s Common Stock (the “Series B Warrants”, and together with the “Series A Warrants, the “New Warrants”). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $2.15 per share, and will expire five years from the date of issuance. The Company agreed to file a resale registration statement covering the public resale of the shares of Common Stock issuable upon exercise of the New Warrants with the Securities and Exchange Commission (the “SEC”), and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 calendar days following the date of the Warrant Exercise Agreement. The New Warrants each include a beneficial ownership limitation that prevents the Investor from beneficially owning more than 4.99% of the Company’s outstanding common stock at any time. The Company realized gross proceeds under the Warrant Exercise Agreement of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses. Net proceeds are being used for working capital and general corporate purposes, including repayment of a portion of the Company’s outstanding secured note.

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

During each of the three month periods ended March 31, 2025, and 2024, two customers accounted for 47% and one customers accounted for 59% of the revenue, respectively.

Two customers accounted for 49% of current accounts receivable at March 31, 2025. At December 31, 2024, two customers accounted for 36% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three months ended March 31, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2025 and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the three months ended March 31, 2025, the Company did not record income taxes.

16	SUBSEQUENT EVENTS

During April 2025, 16,926 shares of restricted common stock were forfeited by employees who left the Company before the lapse of the restriction period applicable to such shares.

On May 8, 2025, the Company issued 11,691 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued an aggregate of 12,500 shares of restricted stock to new employees with three-year vesting. All the shares were issued at $0.77 the closing price on May 8, 2024, as reported on the Nasdaq Capital Market.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to migrate Swivel Secure customers to BIO-key and Portal Guard offerings; our ability to execute definitive agreements with Fiber Food Systems and/or its customers to utilize our access management solutions; our ability to integrate our solutions into any of Fiber Food System’s offerings; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; the impact of tariffs and other trade barriers which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of the restatement of our financial statements including any consequences of non-compliance with the Securities and Exchange Commission (“SEC”) and Nasdaq periodic reporting requirements; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to maintain effective  controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2024.

Overview

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us”) is a leading identity access management, or IAM, platform provider for the enterprise and large-scale customer and civil ID solutions. Built to leverage BIO-key’s world-class biometric core platform among seventeen strong authentication factors, BIO-key PortalGuard and hosted PortalGuard IDaaS platforms that enable our customers to securely and easily assure that only the right people can access the right systems. PortalGuard goes beyond traditional multifactor authentication (MFA) solutions by addressing functional gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

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

PortalGuard and IBB deliver unique value to enterprises who find that mainstream MFA solutions do not adequately address their workforce use cases. PortalGuard operates as a single MFA user experience, providing a wide set of authentication choices to meet every use case. We sell our branded biometric and FIDO authentication hardware as accessories to our IAM platforms, so that customers can have a single vendor providing all components of their IAM solution. We do not mandate the use of BIO-key hardware with our software and services. Our NIST-certified fingerprint biometric platform is unique in that it supports interoperable mixing and matching combinations of different manufactures’ fingerprint scanners in a deployment, so that the right scanner can be selected for the right use case, without mandating the use of a particular scanner.

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

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2024.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2025 AS COMPARED TO March 31, 2024

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2025	2024
Revenues
Services	17%	10%
License fees	68%	89%
Hardware	15%	1%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	6%
Cost of license fees	5%	7%
Cost of hardware	7%	1%
Cost of hardware - reserve	0%	0%
Total Cost of Goods Sold	17%	14%
Gross profit	83%	86%

Operating expenses
Selling, general and administrative	85%	82%
Research, development and engineering	37%	28%
Total Operating Expenses	122%	110%
Operating loss	-39%	-23%

Other expense	-6%	0%
Loss before provision for income tax	-45%	-23%
Provision for income tax	0%	0%
Net loss	-45%	-23%

Revenues and cost of goods sold

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

Revenues
Service	$272,598	$213,122	$59,476	28%
License	1,098,758	1,950,434	(851,676)	-44%
Hardware	235,803	17,647	218,156	1236%
Total Revenue	$1,607,159	$2,181,203	$(574,044)	-26%

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Cost of Goods Sold
Service	$98,144	$138,849	$(40,705)	-29%
License	72,885	148,221	(75,336)	-51%
Hardware	108,469	12,573	95,896	763%
Total COGS	$279,498	$299,643	$(20,145)	-7%

Revenues

For the three months ended March 31, 2025, and 2024, service revenues included approximately $265,000 and $193,000, respectively, of recurring maintenance and support revenue, and approximately $8,000 and $20,000 respectively, of non-recurring custom services revenue. Recurring service revenue increased $72,000 or 37% in 2025 which was due to the updated support for a large customer service agreement. Non-recurring custom services decreased 59% due to loss of one large customer for Swivel Secure customizations and upgrades. We expect the service revenue to remain at these reduced levels in future periods.

For the three months ended March 31, 2025, license revenue decreased $851,676 or 44% to $1,098,758 from $1,950,434 in the corresponding period in 2024 ,  due to the ramp up of BIO-key EMEA selling only BIO-key product which we expect to accelerate in 2025.

For the three months ended  March 31, 2025, hardware sales increased 1236% to $235,803 from $17,647 in the corresponding period in  2024. The increase was due largely to several long-term customers expanding their purchase of biometric cybersecurity solutions. For the three months ended March 31 2024 existing customers reduced add-on orders.

Costs of goods sold

For the three months ended March 31, 2025, cost of service decreased $40,705 or 29% to $98,144 from $138,849 in the three months ended March 31, 2024, due to absence of costs to support Swivel Secure product deployments. For the three months ended March 31, 2025, license fees decreased to $72,885 from $148,221 in the three months ended March 31, 2024, due the absence in license fees for third-party software included in our previous Swivel Secure product offerings. For the three months ended March 31, 2025, hardware costs increased to $108,469 from $12,573 in the three months ended March 31, 2024, related to increased hardware revenue.

Selling, general and administrative

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

Selling, general and administrative	$1,372,524	$1,782,973	$(410,449)	-23%

Selling, general and administrative expenses for the three months ended March 31, 2025, decreased 23% from $1,782,973 in the corresponding period in 2024 to $1,372,524in the current quarter.  The decreases included reductions in administration, sales personnel costs, and professional services fees.

Research, development and engineering

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

Research, development, and engineering	$595,775	$607,521	$(11,746)	-2%

For the three months ended March 31, 2025, research, development, and engineering costs decreased 2% to $595,775 compared to $607,521 in the corresponding period in 2024. The decrease consisted primarily in a decrease in rent costs.

Other income (expense)

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

Interest income	$3	$5	$(2)	-40%
Loan fee amortization	(60,000)	-	(60,000)	-100%
Change in fair value of convertible note	-	-	-	100%
Interest expense	(35,910)	(1,356)	(34,554)	-2548%
Other income (expense)	$(95,907)	$(1,351)	$(94,556)	-6999%

Other income (expense) for the three months ended March 31, 2025 consisted of interest income of $3, interest expense of $35,910 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000. Other income (expense) for the three months ended March 31, 2024 consisted of interest income of $5 and interest expense of $1,356 on the government loan through the BBVA bank net of interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the three months ended March 31, 2025 was $835,312. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $322,000.

●	Net positive cash flows related to inventory, amount due from factor, prepaid expenses, and deferred revenue of approximately $174,000.

●	Negative cash flows related to changes in accounts receivable, accounts payable, and accrued liabilities of approximately $583,000, due to working capital management.

Financing activities overview

Net cash provided by financing activities during the three months ended March 31, 2025 was $3,529,227 which included $3,813,057 of proceeds from the exercise of warrants, which was offset by repayment of $35,047 of the government loan through the BBVA bank and $248,783 for offering costs.

Investing activities overview

Net cash used in investing activities during the three months ended March 31, 2025 consisted of capital expenditures was $4,570.

Liquidity and Capital Resources

Since our inception, our capital needs have been met through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our investment sources of capital during the previous two years:

On January 15, 2025, we entered into a warrant exercise agreement with an existing investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 2,061,112 shares of the Company’s common stock, at an exercise price of $1.85 per share which were originally issued to the Investor on September 12, 2024. In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the Existing Warrants, the Investor received new warrants to purchase up to an aggregate of 3,091,668 shares of the Company’s Common Stock. The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $2.15 per share and will expire five years from the date of issuance. The gross proceeds to the Company were approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

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

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month. In connection with the warrant exercise agreement described above, we prepaid approximately $762,600 of the amount due under the 2024 Note, and during the first quarter of 2025, the lender converted approximately $864,000 of principal amount due under the 2024 Note into common stock.   As of the date of this report, the outstanding principal amount due under the 2024 Note is $738,400. For a more complete description of the 2024 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

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

Liquidity outlook

At March 31, 2025, our total cash and cash equivalents were $3,133,752, as compared to $437,604 at December 31, 2024.  At March 31, 2025, we had working capital of approximately $1,124,000

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $812,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $3.4 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we will need to obtain additional third-party financing. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to support operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

BIO-Key International, Inc.

Dated: May 15, 2025	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: May15, 2025	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)