Form 10-Q
period 2025-06-30
BIO KEY INTERNATIONAL INC
filed 2025-08-13
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 12, 2025, is 6,863,776.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,275,344	$437,604
Accounts receivable, net	983,534	718,229
Due from factor	154,769	74,170
Inventory	318,538	378,307
Prepaid expenses and other	303,045	278,648
Total current assets	4,035,230	1,886,958
Equipment and leasehold improvements, net	102,499	140,198
Capitalized contract costs, net	367,125	409,426
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	60,829	73,372
Investments	5,000,000	5,000,000
Intangible assets, net	942,892	1,097,630
Total non-current assets	6,481,321	6,728,602
TOTAL ASSETS	$10,516,551	$8,615,560

LIABILITIES
Accounts payable	$889,026	$818,187
Accrued liabilities	1,170,889	1,278,732
Note payable	447,153	1,525,977
Government loan – BBVA Bank, current portion	125,562	132,731
Deferred revenue, current	873,394	773,267
Operating lease liabilities, current portion	25,886	24,642
Total current liabilities	3,531,910	4,553,536
Deferred revenue, long term	96,729	196,237
Government loan – BBVA Bank – net of current portion	-	44,762
Operating lease liabilities, net of current portion	35,735	48,994
Total non-current liabilities	132,464	289,993
TOTAL LIABILITIES	3,664,374	4,843,529

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 6,848,776 and 3,715,483 of $.0001 par value at June 30, 2025 and December 31, 2024, respectively	685	372
Additional paid-in capital	137,948,437	133,030,271
Accumulated other comprehensive income	114,898	49,290
Accumulated deficit	(131,211,843)	(129,307,902)
TOTAL STOCKHOLDERS’ EQUITY	6,852,177	3,772,031
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,516,551	$8,615,560

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Services	$321,996	$283,569	$594,594	$496,690
License fees	806,087	774,225	1,904,845	2,724,659
Hardware	568,824	83,492	804,627	101,140
Total revenues	1,696,907	1,141,286	3,304,066	3,322,489
Costs and other expenses
Cost of services	118,301	73,385	216,445	212,234
Cost of license fees	86,488	148,432	159,373	296,652
Cost of hardware	536,806	40,455	645,275	53,029
Cost of hardware - reserve	(277,415)	-	(277,415)	-
Total costs and other expenses	464,180	262,272	743,678	561,915
Gross profit	1,232,727	879,014	2,560,388	2,760,574

Operating expenses
Selling, general and administrative	1,680,550	1,941,866	3,053,074	3,724,839
Research, development and engineering	636,027	591,234	1,231,802	1,198,755
Total operating expenses	2,316,577	2,533,100	4,284,876	4,923,594
Operating loss	(1,083,850)	(1,654,086)	(1,724,488)	(2,163,020)
Other income (expense)
Interest income	2,092	46	2,095	51
Loan fee amortization	(60,000)	(4,000)	(120,000)	(4,000)
Change in fair value of convertible note
Interest expense	(25,638)	(8,910)	(61,548)	(10,267)
Total other income (expense), net	(83,546)	(12,864)	(179,453)	(14,216)

Loss before provision for income tax	(1,167,396)	(1,666,950)	(1,903,941)	(2,177,236)

Provision for (income tax) tax benefit	-	-	-	-

Net loss	$(1,167,396)	$(1,666,950)	$(1,903,941)	$(2,177,236)

Comprehensive loss:
Net loss	$(1,167,396)	$(1,666,950)	$(1,903,941)	$(2,177,236)
Other comprehensive income (loss) – foreign currency translation adjustment	58,805	24,220	65,608	(38,055)
Comprehensive loss	$(1,108,591)	$(1,642,730)	$(1,838,333)	$(2,215,291)

Basic and diluted loss per common share	$(0.20)	$(1.00)	$(0.36)	$(1.33)

Weighted average common shares outstanding:
Basic and diluted	5,821,133	1,663,042	5,267,109	1,639,183

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2025	3,715,483	$372	$133,030,271	$49,290	$(129,307,902)	$3,772,031
Issuance of common stock for directors’ fees	8,913	1	9,001	-	-	9,002
Issuance of restricted stock to employees	2,500	-	-	-	-	-
Issuance of common stock for repayment of debt	504,605	50	858,950	-	-	859,000
Restricted stock forfeited	(7,572)	-	-	-	-	-
Exercise of warrants	1,590,112	159	3,812,898	-	-	3,813,057
Foreign currency translation adjustment	-	-	-	6,803	-	6,803
Share-based compensation	-	-	52,488	-	-	52,488
Issuance costs	-	-	(248,783)	-	-	(248,783)
Net loss	-	-	-	-	(736,545)	(736,545)
Balance as of March 31, 2025	5,814,041	$582	$137,514,825	$56,093	$(130,044,447)	$7,527,053
Issuance of common stock for directors’ fees	14,223	1	11,001	-	-	11,002
Issuance of common stock for repayment of debt	498,437	50	399,950	-	-	400,000
Restricted stock forfeited	(18,176)	(2)	2	-	-	-
Issuance of restricted common stock to employees and directors	68,000	7	(7)	-	-	-
Share-based compensation for Employee Stock Purchase Plan	-	-	876	-	-	876
Issuance of common stock for Employee Stock Purchase Plan	1,251	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	58,805	-	58,805
Share-based compensation	-	-	21,837	-	-	21,837
Exercise of warrants	471,000	47	(47)	-	-	-
Net loss	-	-	-	-	(1,167,396)	(1,167,396)
Balance as of June 30, 2025	6,848,776	$685	$137,948,437	$114,898	$(131,211,843)	$6,852,177

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2024	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565
Issuance of common stock for directors’ fees	4,287	-	9,003	-	-	9,003
Restricted stock forfeited	(316)	-	-	-	-	-
Exercise of warrants	777,666	78	1,322	-	-	1,400
Foreign currency translation adjustment	-	-		(62,275)	-	(62,275)
Share-based compensation	-	-	47,790	-	-	47,790
Issuance costs	-	-	(13,470)	-	-	(13,470)
Net loss	-	-	-	-	(510,285)	(510,285)
Balance as of March 31, 2024	1,814,414	$181	$126,092,496	$(39,454)	$(125,517,495)	$535,728
Restricted stock forfeited	(186)	-	-	-	-	-
Issuance of common stock for Employee Stock Purchase Plan	1,390	1	1,938	-	-	1,939
Share-based compensation for Employee Stock Purchase Plan	-	-	456	-	-	456
Foreign currency translation adjustment	-	-	-	24,220	-	24,220
Share-based compensation	-	-	48,315	-	-	48,315
Net loss	-	-	-	-	(1,666,950)	(1,666,950)
Balance as of June 30, 2024	1,828,886	$184	$126,215,023	$20,130	$(129,022,269)	$(2,786,932)

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,903,941)	$(2,177,236)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	43,748	46,069
Amortization of intangible assets	154,738	155,900
Amortization of capitalized contract costs	91,766	80,074
Amortization of note payable	120,000	-
Interest payable on note	60,175	-
Operating leases right-of-use assets	12,543	27,564
Share and warrant-based compensation for employees and consultants	74,325	96,561
Share-based directors’ fees	20,004	9,003
Bad debts	15,000	-
Change in assets and liabilities:
Accounts receivable	(15,305)	297,480
Allowance for doubtful receivables	(250,000)	-
Due from factor	(80,599)	71,156
Capitalized contract costs	(49,465)	(198,885)
Inventory	59,769	12,558
Prepaid expenses and other	(24,397)	(24,615)
Accounts payable	71,322	258,384
Accrued liabilities	(107,843)	(141,167)
Deferred revenue	619	414,878
Operating lease liabilities	(7,783)	(51,257)
Net cash used in operating activities	(1,715,324)	(1,123,533)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(6,048)	(1,869)
Net cash used in investing activities	(6,048)	(1,869)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	2,000,000
Offering costs	(248,783)	(13,470)
Proceeds for exercise of warrants	3,813,057	1,400
Receipt of cash from employee stock purchase plan	876	1,939
Repayment of government loan	(71,645)	(77,461)
Net cash provided in financing activities	3,493,505	1,912,408

Effect of exchange rate changes	65,608	(38,055)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,837,741	748,951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,604	511,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,275,345	$1,260,351

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024

Cash paid for:
Interest	$1,372	$3,974

Non-cash investing and financing activities
Issuance of stock for repayment of debt	$1,259,000	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 (Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “BIO-key”), founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions enterprise-ready identity access management solutions to commercial, government and education customers throughout the United States and internationally. The Company was a pioneer in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit cards, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key and are stated in conformity with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at June 30, 2025 was derived from the audited financial statements, but does not include all of the disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on June 5, 2024.

Foreign Currencies

The Company accounts for foreign currency transactions pursuant to Accounting Standards Codification ("ASC") 830, Foreign Currency Matters (“ASC 830”). The functional currency of the Company is the U.S. dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Euros are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis. The adoption of ASU 2020-06 did not have a material effect on the consolidated financial statements of the Company.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month periods ended June 30, 2025 and June 30, 2024:

	North				June 30,
	America	Africa	EMESA*	Asia	2025

Services	$220,138	$63,482	$37,743	$633	$321,996
License fees	344,674	-	461,413	-	806,087
Hardware	50,443	-	470,281	48,100	568,824
Total revenues	$615,255	$63,482	$969,437	$48,733	$1,696,907

	North				June 30,
	America	Africa	EMESA*	Asia	2024

Services	$238,759	$43,423	$1,387	$-	$283,569
License fees	539,625	-	234,600	-	774,225
Hardware	70,292	-	-	13,200	83,492
Total revenues	$848,676	$43,423	$235,987	$13,200	$1,141,286

The following table summarizes revenue from contracts with customers for the six-month periods ended June 30, 2025 and June 30, 2024:

	North				June 30,
	America	Africa	EMESA*	Asia	2025

Services	$425,981	$127,634	$37,885	$3,094	$594,594
License fees	699,258	525,093	680,494	-	1,904,845
Hardware	68,295	-	659,192	77,140	804,627
Total revenues	$1,193,534	$652,727	$1,377,571	$80,234	$3,304,066

	North				June 30,
	America	Africa	EMESA*	Asia	2024

Services	$430,239	$63,677	$2,774	$-	$496,690
License fees	1,058,869	1,266,553	399,237	-	2,724,659
Hardware	87,701	-	239	13,200	101,140
Total revenues	$1,576,809	$1,330,230	$402,250	$13,200	$3,322,489

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At June 30, 2025 and December 31, 2024, amounts in deferred revenue were approximately $970,000 and $485,000, respectively. Revenue recognized during the three months and six months ended June 30, 2025 from amounts included in deferred revenue at the beginning of the period was approximately 122,000 and 321,000, respectively. Revenue recognized during the three and six-months ended  June 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $157,000 and $431,000, respectively.

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

Accounts receivable at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024

Accounts receivable	$1,366,787	$1,351,482
Allowance for credit losses	(383,253)	(633,253)
Accounts receivable, net of allowances for credit losses	$983,534	$718,229

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2025	2024

Selling, general and administrative	$17,715	$39,383
Research, development and engineering	4,122	9,388
	$21,837	$48,771

	Six Months Ended June 30,
	2025	2024

Selling, general and administrative	$62,546	$87,025
Research, development and engineering	11,779	18,539
	$74,325	$105,564

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and slow-moving inventory. The Company has been selling units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Finished goods	$3,761,329	$4,098,513
Fabricated assemblies	53,289	53,289
Reserve on finished goods	(3,496,080)	(3,773,495)
Total inventory	$318,538	$378,307

7.         INVESTMENTS

Equity Investment in Privately Held Company

On November 27, 2024, the Company purchased 5,000,000 shares (the “Boumarang Shares”) of common stock of Boumarang, Inc., an early-stage private technology company developing sustainable long-range drone technology for commercial applications. The Boumarang Shares represent approximately 7.92% of the issued and outstanding shares of Boumarang, Inc. and the Company has no corporate governance or control rights. The Boumarang Shares were purchased from Fiber Food Systems, Inc. (“Fiber Food”), an early-stage company engaged in developing global food security solutions, in consideration of the issuance of 595,000 shares of the Company’s common stock. Fiber Food is not a principal stockholder of Boumarang, Inc. and has no corporate governance or control rights.

The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms to be negotiated by the parties. The Company has engaged in discussions with Fiber Food and Boumarang, Inc. regarding the contemplated collaboration, but no definitive agreements have been executed. In the event that at any time during the nine-month period after the closing of the transaction the Company values the Boumarang Shares at less than $5,000,000 on its balance sheet, the Company has the right to cause Fiber Food to repurchase the Boumarang Shares from the Company in exchange for the return of the shares of Company common stock issued in exchange for the Boumarang Shares. The purchase agreement also contains a standstill which prohibits the Company, Fiber Food, Boomerang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party

The Boumarang Shares constitute an investment in a privately held company for which there is no trading market and are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use in pricing the asset or liability, such as inherent risk, non-performance risk and credit risk. The Company follows ASC 820 – “Fair Value Measurement,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

The Boumarang Shares are classified as a Level 3 asset and have been valued based on a combination of recent sales of Boumarang common stock to third parties  and a third party valuation applying a discounted cash flow analysis which included discounts for lack of control and lack of marketability, small company risk premium, and specific company risk premium based on Boumarang being an early-stage pre-revenue company. The lack of control and marketability discounts were based on published studies and transfer restrictions contained in Boumarang, Inc’s corporate governance documents.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Boumarang Shares may fluctuate from period to period and the fair value of the Boumarang Shares may differ significantly from the values that would have been used had a ready market existed for such shares and may differ materially from the values that the Company may ultimately realize. The early-stage pre-revenue status and unproven technology of Boumarang, Inc. raise uncertainties that could impact the recoverability of the investment in the Boumarang Shares.

ASC 321-10-35 Equity Securities - Subsequent Measurement requires annual impairment testing for equity securities without readily determinable fair values.

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2025, the Company was not a party to any pending lawsuits.

9.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	June 30,	June 30,
	2025	2024

Lease cost
Total lease cost	$6,979	$14,553

	6 Months ended	6 Months ended
	June 30,	June 30,
	2025	2024

Lease cost
Total lease cost	$13,958	$29,106

	June 30,	December 31,
Balance sheet information	2025	2024
Operating right-of-use assets	$60,829	$73,372

Operating lease liabilities, current portion	$25,886	$24,642
Operating lease liabilities, non-current portion	35,735	48,994
Total operating lease liabilities	$61,621	$73,636

Weighted average remaining lease term (in years) – operating leases	2.17	2.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2025 and 2024:	$23,928	$40,622

Maturities of operating lease liabilities were as follows as of June 30, 2025:

2025 (6 months remaining)	$14,237
2026	29,267
2027	22,477
2028	-
Total future lease payments	$65,981
Less: imputed interest	(5,152)
Total	$60,829

10.	NOTE PAYABLE

Note Purchase Agreement dated June 24, 2024

On June 24, 2024, the Company entered into and closed a note purchase agreement (the “Purchase Agreement”) which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the “2024 Note”). The 2024 Note carries an original issue discount of $350,000 and the Company agreed to pay $10,000 to the lender (the "Lender") to cover its transaction costs, which were deducted from the proceeds of the 2024 Note resulting in a total of $2,000,000 being funded to the Company at closing. The proceeds will be used for general working capital.

The principal amount of the 2024 Note is due 18 months following the date of issuance. Interest under the 2024 Note accrues at a rate of nine percent (9%) per annum. All repayments of principal due under the 2024 Note will be subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the 2024 Note (the “Redemption Start Date”), Lender shall have the right to redeem up to $270,000 of principal amount under the 2024 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company. At the end of each month following the Redemption Start Date, if the Company has not reduced the outstanding balance under the 2024 Note by at least $270,000, then by the fifth (5th) day of the following month, the Company must either pay to Lender the difference between $270,000 and the amount, if any, redeemed in such month plus the Exit Fee, or the outstanding balance due under the Note will automatically increase by one percent (1%). As of June 30, 2025, there have been no redemptions by the Lender.

The 2024 Note is secured by a lien on substantially all of the Company’s assets and properties and the Company’s obligations under the 2024 Note are guaranteed by Pistol Star, Inc., a wholly owned subsidiary of the Company. The 2024 Note can be prepaid in whole or in part without penalty at any time. In the event that the Company receives any proceeds in connection with any fundraising or financing transaction (including any warrant exercises), it will be required to make a mandatory prepayment equal to the lesser of (i) forty percent (40%) of the amount raised in such transaction and (ii) the full amount due under the 2024 Note.

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

In the third quarter of 2024, the Company received gross proceeds of approximately $1.9 million in connection with a financing transaction (see Note 12 Stockholders' Equity). In accordance with the terms of the 2024 Note, 40% of the proceeds received, or approximately $762,600, was used to prepay amounts due under the 2024 Note.

In January 2025, the Company entered into two Exchange Agreements with the holder of the 2024Note  pursuant to which it  partition from the 2024 Note two new promissory notes in the original principal amounts of $629,000 and $205,000, respectively, reducing the outstanding principal amount of the 2024 Note to approximately $738,400. In May 2025 and in June 2025, the Company entered into two Exchange Agreements with the holder of the Note pursuant to which it  partitioned the 2024 Note into two new promissory notes in the original principal amounts of $200,000 and $200,000, respectively, reducing the outstanding principal amount of the 2024 Note to approximately $338,400.  All of the partitioned notes were subsequently exchanged for shares of common stock.

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

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Stock options	1,857	3,373	1,857	3,373
Warrants	3,745,958	1,722,695	3,745,958	1,722,695
Total	3,747,815	1,726,068	3,747,815	1,726,068

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the six-month periods ended June 30, 2025, and 2024, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 43,334 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Company may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On  June 30, 2025, 1,251 shares were issued to employees which resulted in a $876 non-cash compensation expense for the Company. On  June 28, 2024, 1,390 shares were issued to employees which resulted in a $456 non-cash compensation expense for the Company.

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

During the six-month periods ended June 30, 2025 and 2024, the Company issued 2,500 and 0 shares of restricted common stock, respectively, to certain employees and directors. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $2,525 and $0, respectively.

During the six-month periods ended June 30, 2025 and 2024, 7,572 and 316 shares of restricted common stock were forfeited, respectively.

Share based compensation for the six-month periods ended June 30, 2025 and 2024, was $52,488 and $56,793, respectively.

Issuances to Directors

During the six-month periods ended June 30, 2025, and 2024, the Company issued 8,913 and 4,287, shares of common stock to its directors in lieu of payment of board and committee fees valued at $9,002 and $9,003, respectively.

Employees’ exercise options

During the six-month periods ended June 30, 2025 and 2024, no employee stock options were exercised.

3. Warrants

On January 15, 2025, the Company entered into a warrant exercise agreement (the "Warrant Exercise Agreement") with an existing institutional investor (the "Investor") to exercise certain outstanding warrants to purchase an aggregate of 2,061,112 shares of the Company’s common stock at an exercise price of $1.85 per share which were originally issued to the Investor on September 13, 2024 (the "Existing Warrants"). In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the existing warrants, the Investor received new unregistered Series A warrants to purchase up to an aggregate of 1,545,834 shares of the Company’s common stock (the “Series A Warrants”) and new unregistered Series B warrants to purchase up to an aggregate of 1,545,834 shares of the Company’s common stock (the “Series B Warrants”, and together with the “Series A Warrants, the “New Warrants”). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $2.15 per share, and will expire five years from the date of issuance. The New Warrants each include a beneficial ownership limitation that prevents the Investor from beneficially owning more than 4.99% of the Company’s outstanding common stock at any time. The Company realized gross proceeds under the Warrant Exercise Agreement of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses. Net proceeds are being used for working capital and general corporate purposes, including repayment of a portion of the 2024 Note.

There were 777,666 prefunded warrants exercised during the six-month period ended June 30, 2024.

4. Partitioned Notes

During the three-month period ended June 30, 2025, partitioned notes in the aggregate principal amount of $400,000 were exchanged for 498,437 shares of common stock (See Note 10 Note Payable).

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

During each of the three-month periods ended June 30, 2025, and 2024, two customers accounted for 47% and one customers accounted for 59% of the revenue, respectively.

Two customers accounted for 49% of current accounts receivable at June 30, 2025. At December 31, 2024, two customers accounted for 36% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and six months ended June 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2025 and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the six months ended June 30, 2025, the Company did not record income taxes.

16	SUBSEQUENT EVENTS

On August 7, 2025, the Company issued an aggregate of 15,000 shares of restricted stock to new employees with three-year vesting. All the shares were issued at $0.76 the closing price on August 7, 2025, as reported on the Nasdaq Capital Market.

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

PortalGuard and Identity-Bound Biometrics, or IBB, deliver unique value to enterprises who find that mainstream MFA solutions do not adequately address their workforce use cases. PortalGuard operates as a single MFA user experience, providing a wide set of authentication choices to meet every use case. We sell our branded biometric and Fast Identity Online, or FIDO, authentication hardware as accessories to our IAM platforms, so that customers can have a single vendor providing all components of their IAM solution. We do not mandate the use of BIO-key hardware with our software and services. Our National Institute of Standards, and Technology, or NIST, certified fingerprint biometric platform is unique in that it supports interoperable mixing and matching combinations of different manufactures’ fingerprint scanners in a deployment, so that the right scanner can be selected for the right use case, without mandating the use of a particular scanner.

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

We operate a software as a service, or SaaS, business model with customers subscribing to term use of our software for annual recurring revenue. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners including resellers, system integrators, master agents and other distribution partners. Our subscription fees include a term license of hosted or on-premise product and technical support and maintenance of our platform. We base subscription fees primarily on the products used and the number of users enrolled in our platform. We generate subscription fees pursuant to noncancelable contracts with a weighted average duration of approximately one year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2025 AS COMPARED TO June 30, 2024

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2025	2024
Revenues
Services	19%	25%
License fees	47%	68%
Hardware	34%	7%
Total revenues	100%	100%
Costs and other expenses
Cost of services	7%	6%
Cost of license fees	5%	13%
Cost of hardware	31%	4%
Cost of hardware - reserve	-16%	0%
Total Cost and other expenses	27%	23%
Gross profit	73%	77%

Operating expenses
Selling, general and administrative	99%	170%
Research, development and engineering	38%	52%
Total Operating Expenses	137%	222%
Operating loss	-64%	-145%

Other expense	-5%	-1%
Loss before provision for income tax	-69%	-146%
Provision for income tax	0%	0%
Net loss	-69%	-146%

Revenues and cost of goods sold

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

Revenues
Service	$321,996	$283,569	$38,427	14%
License	806,087	774,225	31,862	4%
Hardware	568,824	83,492	485,332	581%
Total Revenue	$1,696,907	$1,141,286	$555,621	49%

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Costs and other expenses
Service	$118,301	$73,385	$44,916	61%
License	86,488	148,432	(61,944)	-42%
Hardware	536,806	40,455	496,351	1227%
Hardware - reserve	(277,415)	-	(277,415)	100%
Total Costs and other expenses	$464,180	$262,272	$201,908	77%

Revenues

For the three months ended June 30, 2025, and 2024, service revenues included approximately $271,000 and $274,000, respectively, of recurring maintenance and support revenue, and approximately $51,000 and $10,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $3,000 or 1% in 2025 which was due to the timing of renewals of service agreements. Non-recurring custom services increased 412% due to an upgrade for one large customer. Overall, service revenues increased 14% to $321,996 from $283,569 in the corresponding period in 2024.

For the three months ended June 30, 2025, license revenue increased $31,862 or 4% to $806,087 from $774,225 in the corresponding period in 2024 , due to the ramp up of BIO-key EMEA selling only BIO-key products which we expect to accelerate in 2025.

For the three months ended June 30, 2025, hardware sales increased 581% to $568,824 from $83,492 in the corresponding period in 2024. The increase was due largely to one long-term customer expanding its purchase of biometric cybersecurity solutions.

Costs and other expenses

For the three months ended June 30, 2025, cost of service increased $44,916 or 61% to $118,301 from $73,385 in the three months ended June 30, 2024, due to an upgrade for one large customer. For the three months ended June 30, 2025, license fees decreased to $86,488 from $148,432 in the three months ended June 30, 2024, due to the absence of license fees for third-party software included in our previous Swivel Secure product offerings. For the three months ended June 30, 2025, hardware costs increased to net cost  of $258,391 (after giving effect to the $277,415 reversal of the reserve for inventory) from $40,455 in the three months ended June 30, 2024, related to increased hardware revenue which included sales of a portion of our fully reserved inventory.

Selling, general and administrative

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

Selling, general and administrative	$1,680,550	$1,941,866	$(261,316)	-13%

Selling, general and administrative expenses for the three months ended June 30, 2025, decreased 13% from $1,941,866 in the corresponding period in 2024 to $1,680,550 in the current quarter.  The decreases included reductions in administration, sales personnel costs, and professional services fees.

Research, development and engineering

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

Research, development, and engineering	$636,027	$591,234	$44,793	8%

For the three months ended June 30, 2025, research, development, and engineering costs increased 8% to $636,027 compared to $591,234 in the corresponding period in 2024. The increase consisted primarily of professional services and personnel costs, offset by a decrease in rent costs.

Other income (expense)

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

Interest income	$2,092	$46	$2,046	4448%
Loan fee amortization	(60,000)	(4,000)	(56,000)	-93%
Interest expense	(25,638)	(8,910)	(16,728)	-188%
Other income (expense)	$(83,546)	$(12,864)	$(70,682)	-549%

Other income (expense) for the three months ended June 30, 2025 consisted of interest income of $2,092, interest expense of $25,638 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000. Other income (expense) for the three months ended June 30, 2024 consisted of interest income of $46 and interest expense of $8,910 comprised of approximately $1,400 on the government loan through the BBVA bank and the balance on the 2024 Note, and a loan fee amortization amount of $4,000.

Six MONTHS ENDED June 30, 2025 AS COMPARED TO June 30, 2024

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2025	2024
Revenues
Services	18%	15%
License fees	58%	82%
Hardware	24%	3%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	6%
Cost of license fees	5%	9%
Cost of hardware	19%	2%
Cost of hardware - reserve	-8%	0%
Total Cost of Goods Sold	22%	17%
Gross profit	78%	83%

Operating expenses
Selling, general and administrative	93%	112%
Research, development and engineering	37%	36%
Total Operating Expenses	130%	148%
Operating loss	-52%	-65%

Other expense	-6%	-1%
Loss before provision for income tax	-58%	-66%
Provision for income tax	0%	0%
Net loss	-58%	-66%

Revenues and cost of goods sold

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Revenues
Service	$594,594	$496,690	$97,904	20%
License	1,904,845	2,724,659	(819,814)	-30%
Hardware	804,627	101,140	703,487	696%
Total Revenue	$3,304,066	$3,322,489	$(18,423)	-1%

Cost of Goods Sold
Service	216,445	212,234	4,211	2%
License	159,373	296,652	(137,279)	-46%
Hardware	645,275	53,029	592,246	1117%
Hardware - reserve	(277,415)	-	(277,415)	-100%
Total COGS	$743,678	$561,915	$181,763	32%

Revenues

For the six months ended June 30, 2025, and 2024, service revenues included approximately $535,000 and $467,000, respectively, of recurring maintenance and support revenue, and approximately $59,000 and $30,000 respectively, of non-recurring custom services revenue. Recurring service revenue increased $68,000 or 15% in 2025 which was due to the updated support for a large customer service agreement. Non-recurring custom services increased 100% due to an upgrade for one large customer. Overall, service revenues increased 20% to $594,594 $496,690 in the corresponding period in 2024.

For the six months ended June 30, 2025, license revenue decreased $819,814 or 30% to $1,904,845 from $2,724,659 in the corresponding period in 2024, due to the ramp up of BIO-key EMEA selling only BIO-key product which we expect to accelerate in 2025.

For the six months ended  June 30, 2025, hardware sales increased 696% to $804,627 from $101,140 in the corresponding period in  2024. The increase was due largely to several long-term customers expanding their purchase of biometric cybersecurity solutions combined with selling some of fully reserved inventory for the African project.

Costs of goods sold

For the six months ended June 30, 2025, cost of service increased $4,211 or 2% to $216,445 from $212,234 in the six months ended June 30, 2024, due to the costs associated with the upgrade for one large customer. For the six months ended June 30, 2025, license fees decreased to $159,373 from $296,652 in the six months ended June 30, 2024, due to the absence of license fees for third-party software included in our previous Swivel Secure product offerings. For the six months ended June 30, 2025, hardware costs increased to a net cost of $314,831 (after giving effect to the $277,415 reversal of the reserve for inventory) from $53,0293 in the six months ended June 30, 2024, related to increased hardware revenue which included sales of a portion of our fully reserved inventory.

Selling, general and administrative

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

Selling, general and administrative	$3,053,074	$3,724,839	$(671,765)	-18%

Selling, general and administrative expenses for the six months ended June 30, 2025, decreased 18% from $3,724,839 in the corresponding period in 2024 to $3,053,074 in the current quarter.  The decreases included reductions in administration, sales personnel costs, and professional services fees.

Research, development and engineering

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

Research, development and engineering	$1,231,802	$1,198,755	$33,047	3%

For the six months ended June 30, 2025, research, development, and engineering costs increased 3% to $1,231,802 compared to $1,198,755 in the corresponding period in 2024. The increase consisted primarily of professional services and personnel costs, offset by a decrease in rent costs.

Other income (expense)

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

Interest income	$2,095	$51	$2,044	4008%
Loan fee amortization	(120,000)	(4,000)	(116,000)	-103%
Interest expense	(61,548)	(10,267)	(51,281)	-499
Other income (expense)	$(179,453)	$(14,216)	$(165,237)	-1162%

Other income (expense) for the six months ended June 30, 2025 consisted of interest income of $2,095, interest expense of $61,548 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000. Other income (expense) for the six months ended June 30, 2024 consisted of interest income of $51 and interest expense of $10,267 consisting of approximately $2,700 on the government loan through the BBVA bank and the balance for interest accrued on the 2024 Note, as defined below, and a loan fee amortization amount of $4,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the six months ended June 30, 2025 was $1,715,324. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $592,000.

●	Net positive cash flows related to inventory, accounts payable, and deferred revenue of approximately $132,000.

●

Negative cash flows related to changes in accounts receivable and allowance, amount due from factor accounts, prepaid expenses, and accrued liabilities of approximately $535,000, due to working capital management.

Financing activities overview

Net cash provided by financing activities during the six months ended June 30, 2025 was $3,493,505 which included $3,813,057 of proceeds from the exercise of warrants, and $876 from the purchase of shares in the Employee Stock Purchase Plan, which was offset by repayment of $71,645 of the government loan through the BBVA bank and $248,783 for offering costs.

Investing activities overview

Net cash used in investing activities during the six months ended June 30, 2025 consisted of capital expenditures was $6,048 for capital expenditures.

Liquidity and Capital Resources

Since our inception, our capital needs have been met through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our investment sources of capital during the previous two years:

On January 15, 2025, we entered into a warrant exercise agreement with an existing investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 2,061,112 shares of common stock, at an exercise price of $1.85 per share which were originally issued to the Investor on September 12, 2024 (the "Existing Warrants"). In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the Existing Warrants, the Investor received new warrants to purchase up to an aggregate of 3,091,668 shares of Common Stock ("New Warrants"). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $2.15 per share and will expire five years from the date of issuance. The gross proceeds to the Company were approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

On September 12, 2024, we entered into a warrant exercise agreement with the Investor to exercise certain outstanding warrants to purchase an aggregate of 1,030,556 shares of common stock. The warrants were originally issued to the Investor on October 31, 2023 and had an original exercise price of $3.15 per share. In consideration for the immediate exercise of the warrants, we reduced the exercise price of the warrants to $1.85 per share and issued to the Investor unregistered Series A Warrants to purchase an aggregate of 1,030,556 shares of common stock and unregistered Series B Warrants to purchase an aggregate of 1,030,556 shares of common stock, each with an exercise price of $1.85 per share. The Series A and Series B warrants share substantially the same terms, are immediately exercisable and will expire five years from the date of issuance. The forgoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month. In connection with the September 12, 2024 warrant exercise agreement described above, we prepaid approximately $762,600 of the amount due under the 2024 Note. As of the date of this report, the outstanding principal amount due under the 2024 Note is approximately $338,400. For a more complete description of the 2024 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2025 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us, with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity outlook

At June 30, 2025, our total cash and cash equivalents were $2,275,344, as compared to $437,604 at December 31, 2024.  At June 30, 2025, we had working capital of approximately $503,000

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $812,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $3.1 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we will need to obtain additional third-party financing. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to support operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 30, 2025, we issued 259,403 shares of the Company’s Common Stock to one accredited investor in exchange for an outstanding promissory note in the principal amount of $200,000.  The forgoing shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) under the Securities Act, without payment of placement agent fees or other remuneration to any person.

On June 9, 2025, we issued 239,034 shares of the Company’s Common Stock to one accredited investor in exchange for an outstanding promissory note in the principal amount of $200,000.  The forgoing shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) under the Securities Act, without payment of placement agent fees or other remuneration to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

BIO-Key International, Inc.

Dated: August 13, 2025	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)