Form 10-Q
period 2025-09-30
BIO KEY INTERNATIONAL INC
filed 2025-11-14
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2025, is 10,836,618.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,039,853	$437,604
Accounts receivable, net	959,503	718,229
Due from factor	-	74,170
Inventory	394,176	378,307
Prepaid expenses and other	352,375	278,648
Total current assets	3,745,907	1,886,958
Equipment and leasehold improvements, net	82,557	140,198
Capitalized contract costs, net	335,877	409,426
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	54,433	73,372
Investments	5,000,000	5,000,000
Intangible assets, net	886,563	1,097,630
Total non-current assets	6,367,406	6,728,602
TOTAL ASSETS	$10,113,313	$8,615,560

LIABILITIES
Accounts payable	$655,647	$818,187
Accrued liabilities	1,214,377	1,278,732
Note payable, current	319,834	1,525,977
Government loan – BBVA Bank, current portion	88,115	132,731
Deferred revenue, current	659,627	773,267
Operating lease liabilities, current portion	26,522	24,642
Total current liabilities	2,964,122	4,553,536
Deferred revenue, long term	75,146	196,237
Note payable, long term	1,000,000	-
Government loan – BBVA Bank – net of current portion	-	44,762
Operating lease liabilities, net of current portion	28,967	48,994
Total non-current liabilities	1,104,113	289,993
TOTAL LIABILITIES	4,068,235	4,843,529

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 7,313,423 and 3,715,483 of $.0001 par value at September 30, 2025 and December 31, 2024, respectively	731	372
Additional paid-in capital	138,180,051	133,030,271
Accumulated other comprehensive income	40,988	49,290
Accumulated deficit	(132,176,692)	(129,307,902)
TOTAL STOCKHOLDERS’ EQUITY	6,045,078	3,772,031
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,113,313	$8,615,560

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Services	$268,113	$267,371	$862,707	$764,062
License fees	917,951	1,441,011	2,822,796	4,165,669
Hardware	363,642	436,422	1,168,269	537,562
Total revenues	1,549,706	2,144,804	4,853,772	5,467,293
Costs and other expenses
Cost of services	80,702	110,723	297,147	322,957
Cost of license fees	74,077	146,732	233,450	443,384
Cost of hardware	434,834	207,655	1,080,109	260,684
Cost of hardware - reserve	(231,625)	-	(509,040)	-
Total costs and other expenses	357,988	465,110	1,101,666	1,027,025
Gross profit	1,191,718	1,679,694	3,752,106	4,440,268

Operating expenses
Selling, general and administrative	1,400,288	1,607,925	4,453,362	5,332,764
Research, development and engineering	683,620	652,174	1,915,422	1,850,929
Total operating expenses	2,083,908	2,260,099	6,368,784	7,183,693
Operating loss	(892,190)	(580,405)	(2,616,678)	(2,743,425)
Other income (expense)
Interest income	515	2	2,610	53
Loan fee amortization	(60,000)	(60,000)	(180,000)	(64,000)
Interest expense	(13,174)	(98,556)	(74,722)	(108,823)
Total other income (expense), net	(72,659)	(158,554)	(252,112)	(172,770)

Loss before provision for income tax	(964,849)	(738,959)	(2,868,790)	(2,916,195)

Provision for income taxes	-	-	-	-

Net loss	$(964,849)	$(738,959)	$(2,868,790)	$(2,916,195)

Comprehensive loss:
Net loss	$(964,849)	$(738,959)	$(2,868,790)	$(2,916,195)
Other comprehensive income (loss) – foreign currency translation adjustment	(73,910)	89,933	(8,302)	51,878
Comprehensive loss	$(1,038,759)	$(649,026)	$(2,877,092)	$(2,864,317)

Basic and diluted loss per common share	$(0.15)	$(0.39)	$(0.50)	$(1.69)

Weighted average common shares outstanding:
Basic and diluted	6,587,534	1,889,694	5,754,077	1,726,716

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2025	3,715,483	$372	$133,030,271	$49,290	$(129,307,902)	$3,772,031
Issuance of common stock for directors’ fees	8,913	1	9,001	-	-	9,002
Issuance of restricted stock to employees	2,500	-	-	-	-	-
Issuance of common stock for repayment of debt	504,605	50	858,950	-	-	859,000
Restricted stock forfeited	(7,572)		-	-	-	-
Exercise of warrants	1,590,112	159	3,812,898	-	-	3,813,057
Foreign currency translation adjustment	-	-		6,803	-	6,803
Share-based compensation	-	-	52,488	-	-	52,488
Issuance costs	-	-	(248,783)	-	-	(248,783)
Net loss	-	-	-	-	(736,545)	(736,545)
Balance as of March 31, 2025	5,814,041	$582	$137,514,825	$56,093	$(130,044,447)	$7,527,053
Issuance of common stock for directors’ fees	14,223	1	11,001	-	-	11,002
Issuance of common stock for repayment of debt	498,437	50	399,950			400,000
Restricted stock forfeited	(18,176)	(2)	2	-	-	-
Issuance of restricted common stock to employees and directors	68,000	7	(7)	-	-	-
Share-based compensation for employee stock plan	1,251	-	876	-	-	876
Foreign currency translation adjustment	-	-	-	58,805	-	58,805
Share-based compensation	-	-	21,837	-	-	21,837
Exercise of warrants	471,000	47	(47)	-	-	-
Net loss	-	-	-	-	(1,167,396)	(1,167,396)
Balance as of June 30, 2025	6,848,776	$685	$137,948,437	$114,898	$(131,211,843)	$6,852,177
Issuance of common stock for directors’ fees	-	-	-	-	-	-
Issuance of common stock for repayment of debt	254,647	25	199,975	-	-	200,000
Issuance of restricted common stock to employees and directors	210,000	21	(21)	-	-	-
Foreign currency translation adjustment	-	-	-	(73,910)	-	(73,910)
Share-based compensation	-	-	31,660	-	-	31,660
Net loss	-	-	-	-	(964,849)	(964,849)
Balance as of September 30, 2025	7,313,423	$731	$138,180,051	$40,988	$(132,176,692)	$6,045,078

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2024	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565
Issuance of common stock for directors’ fees	4,287	-	9,003	-	-	9,003
Restricted stock forfeited	(316)	-	-	-	-	-
Exercise of prefunded warrants	777,666	78	1,322	-	-	1,400
Foreign currency translation adjustment	-	-	-	(62,275)	-	(62,275)
Share-based compensation	-	-	47,790	-	-	47,790
Issuance costs	-	-	(13,470)	-	-	(13,470)
Net loss	-	-	-	-	(510,285)	(510,285)
Balance as of March 31, 2024	1,814,414	$181	$126,092,496	$(39,454)	$(125,517,495)	$535,728
Restricted stock forfeited	(186)	-	-	-	-	-
Issuance of common stock for Employee Stock Purchase Plan	1,390	1	1,938	-	-	1,939
Share-based compensation for Employee Stock Purchase Plan	-	-	456	-	-	456
Foreign currency translation adjustment	-	-	-	24,220	-	24,220
Share-based compensation	-	-	48,315	-	-	48,315
Net loss	-	-	-	-	(1,666,950)	(1,666,950)
Balance as of June 30, 2024	1,815,618	$182	$126,143,205	$(15,234)	$(127,184,445)	$(1,056,292)
Restricted stock forfeited	(849)	-	-	-	-	-
Issuance of restricted common stock to employees and directors	168,963	17	(17)	-	-	-
Share-based compensation	-	-	66,053	-	-	66,053
Foreign currency translation adjustment	-	-	-	89,933	-	89,933
Exercise of prefunded warrants	95,000	9	162	-	-	171
Exercise of warrants	1,030,556	103	1,906,425	-	-	1,906,528
Issuance costs	-	-	(134,392)	-	-	(134,392)
Net loss	-	-	-	-	(738,959)	(738,959)
Balance as of September 30, 2024	3,109,288	$311	$127,981,436	$74,699	$(127,923,404)	$133,042

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,868,790)	$(2,916,195)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	65,014	69,115
Amortization of intangible assets	211,067	233,269
Amortization of capitalized contract costs	134,214	128,953
Amortization of note payable	180,000	64,000
Interest payable on note	72,855	-
Reserve for inventory	-	(98,875)
Operating leases right-of-use assets	18,939	(58,950)
Share and warrant-based compensation for employees and consultants	105,985	162,614
Stock based directors’ fees	20,004	9,003
Bad debts	15,000	-
Change in assets and liabilities:
Accounts receivable	8,725	(398,753)
Allowance for credit losses	(250,000)	-
Due from factor	74,170	50,302
Capitalized contract costs	(60,665)	(329,743)
Inventory	(15,869)	(7,975)
Resalable software license rights	-	58,796
Prepaid expenses and other	(73,727)	(18,695)
Accounts payable	(162,009)	248,640
Accrued liabilities	(64,355)	(51,433)
Deferred revenue	(234,731)	517,246
Operating lease liabilities	(13,915)	(60,827)
Net cash used in operating activities	(2,838,088)	(2,399,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,373)	(23,047)
Net cash used in investing activities	(7,373)	(23,047)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds for exercise of warrants	3,813,057	2,000,000
Offering costs	(248,783)	(147,862)
Proceeds from note payable	1,000,000	1,908,099
Receipt of cash from employee stock purchase plan	876	1,939
Repayment of government loan	(109,137)	(101,762)
Net cash provided by financing activities	4,456,013	3,660,414

Effect of exchange rate changes	(8,303)	51,878

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,602,249	1,289,737
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,604	511,400
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,039,853	$1,801,137

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024

Cash paid for:
Interest	$1,865	$8,130

Noncash financing activities
Issuance of common stock for repayment of debt	$1,459,000	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key and include all normal and recurring adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial statements and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year ended December 31, 2025. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 23, 2025, from which the accompanying condensed consolidated balance sheet dated December 31, 2024 was derived.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The adoption of ASU 2020-06 did not have a material effect on the consolidated financial statements of the Company.

Effective January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.  See Note 16 – Segment Information.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024 (year ended December 31, 2025 for the Company). The adoption of this standard is not expected to a material impact on the Company’s consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has historically financed operations through access to the capital markets by issuing convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. As of the date of this report, the Company does have enough cash for twelve months of operations. However, the history of losses, the negative cash flow from operations, and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to increase its revenue and meet its financing requirements on a continuing basis and become profitable in its future operations. The Company has lowered expenses through decreasing spending in marketing, and research and development. In addition, the Company has purchased inventory for projects in Nigeria, which have been delayed in deployment, and has slowly been selling into other markets to generate additional cash. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month periods ended September 30, 2025 and September 30, 2024:

	North				September 30,
	America	Africa	EMESA*	Asia	2025

Services	$204,536	$63,482	$95	$-	$268,113
License fees	471,471	-	446,480	-	917,951
Hardware	5,692	-	217,500	140,450	363,642
Total Revenues	$681,699	$63,482	$664,075	$140,450	$1,549,706

	North				September 30,
	America	Africa	EMESA*	Asia	2024

Services	$188,181	$34,753	$44,437	$-	$267,371
License fees	738,838	223,703	478,470	-	1,441,011
Hardware	52,897	-	361,525	22,000	436,422
Total Revenues	$979,916	$258,456	$884,432	$22,000	$2,144,804

The following table summarizes revenue from contracts with customers for the nine-month periods ended September 30, 2025 and September 30, 2024:

	North				September 30,
	America	Africa	EMESA*	Asia	2025

Services	$630,517	$191,116	$37,980	$3,094	$862,707
License fees	1,170,729	525,094	1,126,973	-	2,822,796
Hardware	73,987	-	876,692	217,590	1,168,269
Total Revenues	$1,875,233	$716,210	$2,041,645	$220,684	$4,853,772

	North				September 30,
	America	Africa	EMESA*	Asia	2024

Services	$618,421	$98,430	$47,211	$-	$764,062
License fees	1,797,707	1,490,255	877,707	-	4,165,669
Hardware	140,598	-	361,764	35,200	537,562
Total Revenues	$2,556,726	$1,588,685	$1,286,682	$35,200	$5,467,293

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At September 30, 2025 and December 31, 2024, amounts in deferred revenue were approximately $735,000 and $970,000, respectively. Revenue recognized during the three months and nine months ended September 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was approximately $82,000 and $404,000, respectively. Revenue recognized during the three and nine months ended  September 30, 2024 from amounts included in deferred revenue at December 31, 2023 was approximately $51,000 and $482,000, respectively.

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

Accounts receivable at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024

Accounts receivable	$1,342,757	$1,351,482
Allowance for credit losses	(383,254)	(633,253)
Accounts receivable, net of allowances for credit losses	$959,503	$718,229

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,
	2025	2024

Selling, general and administrative	$24,920	$53,117
Research, development and engineering	6,740	12,936
	$31,660	$66,053

	Nine Months Ended September 30,
	2025	2024

Selling, general and administrative	$87,466	$140,142
Research, development and engineering	18,519	31,475
	$105,985	$171,617

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and slow-moving inventory elsewhere. The Company has been selling these units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Finished goods	$3,605,342	$4,098,513
Fabricated assemblies	53,289	53,289
Reserve on finished goods	(3,264,455)	(3,773,495)
Total inventory	$394,176	$378,307

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

The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms to be negotiated by the parties. The Company has engaged in discussions with Fiber Food and Boumarang, Inc. regarding the contemplated collaboration, but no definitive agreements have been executed. Under the purchase agreement, the Company had the right to cause Fiber Food to repurchase the Boumarang Shares from the Company in exchange for the return of the shares of Company common stock issued in exchange for the Boumarang Shares if at any time during the nine-month period after the closing of the transaction the Company valued the Boumarang Shares at less than $5,000,000 on its balance sheet.  This repurchase right has expired. The purchase agreement also contains a standstill which prohibits the Company, Fiber Food, Boomerang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party.

The Company accounts for the investment under ASC 321, Investments - Equity Securities. The Boumarang Shares constitute an investment in a privately held company for which there is no trading market and are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use in pricing the asset or liability, such as inherent risk, non-performance risk and credit risk. The Company follows ASC 820, – Fair Value Measurement, which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2025, the Company was not a party to any pending lawsuits.

9.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	September 30,	September 30,
	2025	2024

Lease cost
Total lease cost	$6,979	$9,702

	9 Months ended	9 Months ended
	September 30,	September 30,
	2025	2024

Lease cost
Total lease cost	$20,937	$38,808

	September 30,	December 31,
Balance sheet information	2025	2024
Operating right-of-use assets	$54,433	$73,372

Operating lease liabilities, current portion	$26,522	$24,642
Operating lease liabilities, non-current portion	28,967	48,994
Total operating lease liabilities	$55,489	$73,636

Weighted average remaining lease term (in years) – operating leases	1.92	2.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2025 and 2024:	$35,397	$40,622

Maturities of operating lease liabilities were as follows as of September 30, 2025:

2025 (3 months remaining)	$7,258
2026	29,267
2027	22,477
Total future lease payments	$59,002
Less: imputed interest	(4,569)
Total	$54,433

10.	NOTES PAYABLE

Note Purchase Agreement dated June 24, 2024

On June 24, 2024, the Company entered into and closed a note purchase agreement with Streeterville Capital, LLC (the "Lender") which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the “2024 Note”). The 2024 Note carries an original issue discount of $350,000 and the Company agreed to pay $10,000 to the lender (the "Lender") to cover its transaction costs, which were deducted from the proceeds of the 2024 Note resulting in a total of $2,000,000 being funded to the Company at closing. The proceeds were used for general working capital.

The principal amount of the 2024 Note was due 18 months following the date of issuance. Interest under the 2024 Note accrued at a rate of nine percent (9%) per annum. All repayments of principal due under the 2024 Note were subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the 2024 Note (the “Redemption Start Date”), Lender has the right to redeem up to $270,000 of principal amount under the 2024 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company. At the end of each month following the Redemption Start Date, if the Company had not reduced the outstanding balance under the 2024 Note by at least $270,000, then by the fifth (5th) day of the following month, the Company must either pay to Lender the difference between $270,000 and the amount, if any, redeemed in such month plus the Exit Fee, or the outstanding balance due under the Note will automatically increase by one percent (1%). As of September 30, 2025, there were no redemptions by the Lender.

The 2024 Note was secured by a lien on substantially all of the Company’s assets and properties and the Company’s obligations under the 2024 Note were guaranteed by Pistol Star, Inc. (“Pistol”), a wholly owned subsidiary of the Company. The 2024 Note could be prepaid in whole or in part without penalty at any time.  In the event that the Company received any proceeds in connection with any fundraising or financing transaction (including any warrant exercises), it would be required to make a mandatory prepayment equal to the lesser of (i) forty percent (40%) of the amount raised in such transaction and (ii) the full amount due under the 2024 Note.

In the third quarter of 2024, the Company received gross proceeds of approximately $1.9 million in connection with a financing transaction (see Note 12 Stockholders' Equity). In accordance with the terms of the 2024 Note, 40% of the proceeds received, or approximately $762,600, was used to prepay amounts due under the 2024 Note.

Between January and September 2025, the Company entered into a number of Exchange Agreements with the holder of the 2024 Note pursuant to which it partitioned from the 2024 Note new promissory notes in the aggregate principal amount of $1,434,000 reducing the outstanding principal amount of the 2024 Note to approximately $338,400. All of the partitioned notes were subsequently exchanged for shares of common stock. (see Note 17 Subsequent Events).

Note Purchase Agreement dated September 30, 2025

On September 30, 2025, the Company entered into and closed a note purchase agreement with the Lender which provided for the issuance of a $1,130,000 principal amount senior secured promissory note (the “2025 Note”). The 2025 Note carries an original issue discount of $125,000 and the Company agreed to pay $5,000 to the Lender to cover its transaction costs, which were deducted from the proceeds of the 2025 Note resulting in a total of $1,000,000 being funded to the Company at closing. The proceeds will be used for general working capital.

The principal amount of the 2025 Note is due 18 months following the date of issuance. Interest under the 2025 Note accrues at a rate of nine percent (9%) per annum. All repayments of principal due under the 2025 Note will be subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the 2025 Note (the “Redemption Start Date”), Lender shall have the right to redeem up to $135,000 of principal amount under the 2025 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company. At the end of each month following the Redemption Start Date, if the Company has not reduced the outstanding balance under the 2025 Note by at least $135,000, then by the fifth (5th) day of the following month, the Company must either pay to Lender the difference between $135,000 and the amount, if any, redeemed in such month plus the Exit Fee, or the outstanding balance due under the Note will automatically increase by one percent (1%). As of September 30, 2025, there have been no redemptions by the Lender.

The 2025 Note is secured by a lien on substantially all of the Company’s assets and properties and the Company’s obligations under the 2025 Note are guaranteed by Pistol. The 2025 Note can be prepaid in whole or in part without penalty at any time. In the event that the Company receives any proceeds in connection with any fundraising or financing transaction (including any warrant exercises), it will be required to make a mandatory prepayment equal to the lesser of (i) forty percent (40%) of the amount raised in such transaction and (ii) the full amount due under the 2025 Note.

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

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Stock options	1,857	3,007	1,857	3,007
Warrants	3,995,685	2,739,362	3,995,685	2,739,362
Total	3,997,542	2,742,369	3,997,542	2,742,369

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the nine-month periods ended September 30, 2025, and 2024, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

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

During the nine-month periods ended September 30, 2025 and 2024, the Company issued 280,500 and 168,963 shares of restricted common stock, respectively, to certain employees and directors. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $213,645 and $31,200, respectively.

During the nine-month periods ended September 30, 2025 and 2024, 25,748 and 1,351 shares of restricted common stock were forfeited, respectively.

Share based compensation for the nine-month periods ended September 30, 2025 and 2024, was $125,989 and $171,67, respectively.

Issuances to Directors

During the nine-month periods ended September 30, 2025, and 2024, the Company issued 22,136 and 4,287, shares of common stock to its directors in lieu of payment of board and committee fees valued at $20,002 and $9,003, respectively.

Employees’ exercise options

During the nine-month periods ended September 30, 2025 and 2024, no employee stock options were exercised.

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

There were 777,666 prefunded warrants exercised during the nine-month period ended September 30, 2024 and the Company received proceeds of approximately $1,600.

Partitioned Notes

During the nine-month period ended September 30, 2025, partitioned notes in the aggregate principal amount of $600,000 were exchanged for 753,084 shares of common stock (See Note 10 Note Payable).

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

During each of the three-month periods ended September 30, 2025, and 2024, two customers accounted for 42% and three customers accounted for 47% of the revenue, respectively.

Two customers accounted for 45% of current accounts receivable at September 30, 2025. At December 31, 2024, two customers accounted for 36% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2025 and December 31, 2024, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the nine months ended September 30, 2025, the Company did not record income taxes.

16	SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM used consolidated revenues, gross profit and loss before provision for income taxes to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the need to allocate its budget to operating expenses and invest in additional equipment. The segment assets are equal to the assets presented in the condensed consolidated balance sheets.

The significant expenses that are regularly provided to the CODM are disclosed in the consolidated statements of operations as a part of the condensed consolidated net loss. See the condensed consolidated financial statements for all financial information regarding the Company’s operating segment.

See Note 4 for the Company’s revenues by geographic region.

The Company’s long-lived tangible assets are recognized on the Condensed Consolidated Balance Sheet are located in New Hampshire and Hong Kong. The Company’s operating lease right-of use assets recognized on the Condensed Consolidated Balance Sheet are located in Minnesota.

17	SUBSEQUENT EVENTS

On October 27, 2025, the Company entered into and closed a warrant exercise agreement (the “Warrant Exercise Agreement”) with an existing institutional investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 3,091,668 shares of the Company’s common stock, which were originally issued to the Investor on January 15, 2025 (the “Existing Warrants”). Pursuant to the Warrant Exercise Agreement, the exercise price of the Existing Warrants was reduced from $2.15 per share to $1.02 per share. In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the Existing Warrants, the Investor received new unregistered warrants to purchase up to an aggregate of 6,183,336 shares of the Company’s Common Stock (the “New Warrants”). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $1.02 per share and will expire five years from the date of issuance. The Company agreed to file a resale registration statement covering the public resale of the shares of Common Stock issuable upon exercise of the New Warrants with the SEC, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 calendar days following the date of the Warrant Exercise Agreement. The New Warrants include a beneficial ownership limitation that prevents the Investor from beneficially owning more than 4.99% of the Company’s outstanding common stock at any time. The gross proceeds to the Company under the Warrant Exercise Agreement were approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, including repayment of a portion of the Company’s outstanding secured note. Maxim Group LLC acted as the exclusive placement agent to the Company and the Company agreed to pay Maxim an aggregate cash fee equal to 6.0% of the gross proceeds received by the Company under the Warrant Exercise Agreement.

On October 27, 2025, the Company entered into two Exchange Agreements (the “Exchange Agreements”) with the Lender, to whom the Company previously issued the 2024 Note in the original principal amount of $2,360,000. Pursuant to the Exchange Agreements, the Company and Lender agreed to (i) partition from the 2024 Note two new Promissory Notes (the “Partitioned Notes”) in the original principal amounts of $261,841 and $66,150, respectively, (ii) cause the outstanding balance of the 2024 Note to be reduced by $327,991, the aggregate principal amount of the Partitioned Notes, and (iii) exchange the Partitioned Notes for an aggregate of 429,027 shares of the Company’s Common Stock. As a result of the Exchange Agreements, the 2024 Note has been paid in full.

In connection with the October 27, 2025 warrant exercise agreement described above, the Company prepaid approximately $455,000 of the amount due under the 2025 Note.

On November 6, 2025, the Company issued  2,500 shares of restricted stock to a new employee with three-year vesting. All the shares were issued at $0.63 the closing price of the Company's common stock on November 6, 2025, as reported on the Nasdaq Capital Market.

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

In 2022, we expanded our product offerings and customer base when we acquired Swivel Secure, a Madrid, Spain based provider of IAM solutions. Until the fourth quarter of 2024, Swivel Secure was the exclusive distributer of AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland. Swivel Secure, now operates as BIO-key EMEA and maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal, and sells only BIO-key products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2025 AS COMPARED TO September 30, 2024

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2025	2024
Revenues
Services	17%	13%
License fees	59%	67%
Hardware	24%	20%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	5%	5%
Cost of license fees	5%	7%
Cost of hardware	28%	10%
Cost of hardware - reserve	-15%	0%
Total Cost of Goods Sold	23%	22%
Gross profit	77%	78%

Operating expenses
Selling, general and administrative	90.36%	75%
Research, development and engineering	44.11%	30%
Total Operating Expenses	134%	105%
Operating loss	-57%	-27%

Other expense	-5%	-7%
Loss before provision for income tax	-62%	-34%
Provision for income tax	0%	0%
Net loss	-62%	-34%

Revenues and cost of goods sold

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

Revenues
Service	$268,113	$267,371	$742	0%
License	917,951	1,441,011	(523,060)	-36%
Hardware	363,642	436,422	(72,780)	-17%
Total Revenue	$1,549,706	$2,144,804	$(595,098)	-28%

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Cost of Goods Sold
Service	$80,702	$110,723	$(30,021)	-27%
License	74,077	146,732	(72,655)	-50%
Hardware	434,834	207,655	227,179	109%
Hardware - reserve	(231,625)	-	(231,625)	100%
Total COGS	$357,988	$465,110	$(107,122)	-23%

Revenues

For the three months ended September 30, 2025, and 2024, service revenues included approximately $263,000 and $214,000, respectively, of recurring maintenance and support revenue, and approximately $5,000 and $53,000 respectively, of non-recurring custom services revenue. Recurring service revenue increased $49,000 or 23% in 2025 which was due to the timing of renewals of service agreements. Non-recurring custom services decreased 90% due to an upgrade for one large customer in 2024. Overall, service revenues remained flat at $268,113 as compared to $267,371 in the corresponding period in 2024.

For the three months ended September 30, 2025, license revenue decreased $523,060 or 36% to $917,951 from $1,441,011 in the corresponding period in 2024, as several long-term customers expanded their license deployments in the corresponding period in 2024.

For the three months ended September 30, 2025, hardware sales decreased 17% to $363,642 from $436,422 in the corresponding period in 2024. The decrease was one new customer large deploy, several new customer deploys of fully reserved inventory in the 2025 period, and to one long-term customer expanding its purchase of biometric cybersecurity solutions in the 2024 period.

Costs and other expenses

For the three months ended September 30, 2025, cost of service decreased $30,021 or 27% to $80,702 from $110,723 in the three months ended September 30, 2024, due to an upgrade for one large customer for the 2024 period. For the three months ended September 30, 2025, license fees decreased to $74,077 from $146,732 in the three months ended September 30, 2024, due to the absence of license fees for third-party software included in our previous Swivel Secure product offerings. For the three months ended September 30, 2025, hardware costs decreased to net cost of $203,209 (after giving effect to the $231,625 reversal of the reserve for inventory) from $207,655 in the three months ended September 30, 2024, for a net decrease of 2%

Selling, general and administrative

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

Selling, general and administrative	$1,400,288	$1,607,925	$(207,637)	-13%

Selling, general and administrative expenses for the three months ended September 30, 2025, decreased 13% from $1,607,925 in the corresponding period in 2024 to $1,400,288 in the current quarter.  The decreases included reductions in administration and professional services fees, and non-recurring write-off of administration fees.

Research, development and engineering

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

Research, development, and engineering	$683,620	$652,174	$31,446	5%

For the three months ended September 30, 2025, research, development, and engineering costs increased 5% to $683,620 compared to $652,174 in the corresponding period in 2024. The increase consisted primarily of professional services and personnel costs, offset by a decrease in rent costs.

Other income (expense)

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

Interest income	$515	$2	$513	25650%
Loan fee amortization	(60,000)	(60,000)	-	0%
Interest expense	(13,174)	(98,556)	85,382	87%
Other income (expense)	$(72,659)	$(158,554)	$85,895	54%

Other income (expense) for the three months ended September 30, 2025 consisted of interest income of $515, interest expense of $13,174 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000. Other income (expense) for the three months ended September 30, 2024 consisted of interest income of $2 and interest expense of $98,556 comprised of approximately $4,200 on the government loan through the BBVA bank and the balance on the 2024 Note, and a loan fee amortization amount of $60,000.

Nine MONTHS ENDED September 30, 2025 AS COMPARED TO September 30, 2024

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2025	2024
Revenues
Services	18%	14%
License fees	58%	76%
Hardware	24%	10%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	6%
Cost of license fees	5%	8%
Cost of hardware	22%	5%
Cost of hardware - reserve	-10%	0%
Total Cost of Goods Sold	23%	19%
Gross profit	77%	81%

Operating expenses
Selling, general and administrative	92%	98%
Research, development and engineering	39%	34%
Total Operating Expenses	131%	131%
Operating loss	-54%	-50%

Other expense	-5%	-4%
Loss before provision for income tax	-59%	-53%
Provision for income tax	0%	0%
Net loss	-59%	-53%

Revenues and cost of goods sold

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Revenues
Service	$862,707	$764,062	$98,645	13%
License	2,822,796	4,165,669	(1,342,873)	-32%
Hardware	1,168,269	537,562	630,707	117%
Total Revenue	$4,853,772	$5,467,293	$(613,521)	-11%

Cost of Goods Sold
Service	297,147	322,957	(25,810)	-8%
License	233,450	443,384	(209,934)	-47%
Hardware	1,080,109	260,684	819,425	314%
Hardware - reserve	(509,040)	-	(509,040)	100%
Total COGS	$1,101,666	$1,027,025	$74,641	7%

Revenues

For the nine months ended September 30, 2025, and 2024, service revenues included approximately $799,000 and $681,000, respectively, of recurring maintenance and support revenue, and approximately $64,000 and $83,000 respectively, of non-recurring custom services revenue. Recurring service revenue increased approximately $117,000 or 17% in 2025 which was due to the updated support for a large customer service agreement. Non-recurring custom services decreased 22% due to an upgrade for one large customer in 2024. Overall, service revenues increased 13% to $862,707 from $764,062 in the corresponding period in 2024.

For the nine months ended September 30, 2025, license revenue decreased $1,342,873 or 32% to $2,822,796 from $4,165,669 in the corresponding period in 2024, due to the ramp up of BIO-key EMEA selling only BIO-key product which has been accelerating in 2025.

For the nine months ended  September 30, 2025, hardware sales increased 117% to $1,168,2697 from $537,562 in the corresponding period in  2024. The increase was due to several long-term and new customers expanding their purchase of biometric cybersecurity solutions combined with selling some of fully reserved inventory initially for the African project.

Costs of goods sold

For the nine months ended September 30, 2025, cost of service decreased $25,810 or 8% to $297,147 from $322,957 in the nine months ended September 30, 2024, due to the costs associated with the upgrade for one large customer. For the nine months ended September 30, 2025, license fees decreased to $233,450 from $443,384 in the nine months ended September 30, 2024, due to the absence of license fees for third-party software included in our previous Swivel Secure product offerings. For the nine months ended September 30, 2025, hardware costs increased to a net cost of $571,069 (after giving effect to the $509,040 reversal of the reserve for inventory) from $260,684 in the nine months ended September 30, 2024, related to increased hardware revenue which included sales of a portion of our fully reserved inventory.

Selling, general and administrative

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

Selling, general and administrative	$4,453,362	$5,332,764	$(879,402)	-16%

Selling, general and administrative expenses for the nine months ended September 30, 2025, decreased 16% from $5,332,764 in the corresponding period in 2024 to $4,453,362 in the current quarter.  The decreases included reductions in administration, administrative write-offs, sales personnel costs, and professional services fees.

Research, development and engineering

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

Research, development and engineering	$1,915,422	$1,850,929	$64,493	3%

For the nine months ended September 30, 2025, research, development, and engineering costs increased 3% to $1,915,422 compared to $1,850,929 in the corresponding period in 2024. The increase consisted primarily of professional services and personnel costs, offset by a decrease in rent costs.

Other income (expense)

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

Interest income	$2,610	$53	$2,557	4825%
Loan fee amortization	(60,000)	(64,000)	4,000	1500%
Interest expense	(74,722)	(108,823)	34,101	31%
Other income (expense)	$(132,112)	$(172,770)	$40,658	24%

Other income (expense) for the nine months ended September 30, 2025 consisted of interest income of $2,610, interest expense of $74,722 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000. Other income (expense) for the nine months ended September 30, 2024 consisted of interest income of $53 and interest expense of $108,823 consisting of approximately $8,100 on the government loan through the BBVA bank and the balance for interest accrued on the 2024 Note, as defined below, and a loan fee amortization amount of $64,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the nine months ended September 30, 2025 was $2,838,088. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $823,000.

●	Net positive cash flows related to accounts receivable and amount due from factor of approximately $83,000.

●

Negative cash flows related to changes in allowance for doubtful receivables, accounts payable, capitalized contract costs, inventory, prepaid expenses, deferred revenues, and accrued liabilities of approximately $875,000, due to working capital management.

Financing activities overview

Net cash provided by financing activities during the nine months ended September 30, 2025 was $4,456,013 which included $3,813,057 of proceeds from the exercise of warrants, and $876 from the purchase of shares in the Employee Stock Purchase Plan, which was offset by repayment of $109,137 of the government loan through the BBVA bank and $248,783 for offering costs.

Investing activities overview

Net cash used in investing activities during the nine months ended September 30, 2025 consisted of capital expenditures of $7,373 for computers.

Liquidity and Capital Resources

Since our inception, our capital needs have been met mainly through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our investment sources of capital during the previous two years:

On September 30, 2025, we entered into and closed a note purchase agreement which provided for the issuance of a $1,130,000 principal amount senior secured promissory note (the "2025 Note"). This resulted in gross proceeds of approximately $1,000,000 after deducting estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $135,000 of principal amount each month. In connection with the October 27, 2025 warrant exercise agreement described above, we prepaid approximately $450,000 of the amount due under the 2025 Note. As of the date of this report, the outstanding principal amount due under the 2025 Note is approximately $675,000. For a more complete description of the 2025 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

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

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month. In connection with the September 12, 2024 warrant exercise agreement described above, we prepaid approximately $762,600 of the amount due under the 2024 Note. As of the date of this report, the loan has been paid in full. For a more complete description of the 2024 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2026 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us, with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity outlook

At September 30, 2025, our total cash and cash equivalents were $2,039,853, as compared to $437,604 at December 31, 2024.  At September 30, 2025, we had a working capital of approximately $782,000. On October 27, 2025, we enhanced our liquidity by closing a warrant exchange agreement resulting in net proceeds of approximately $2,500,000, after deduction of placement fees and repayment of certain indebtedness.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, warrants, and through factoring receivables. We currently require approximately $830,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $2.8 million of inventory (currently reserved) initially purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we will need to obtain additional third-party financing. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to support operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any pending lawsuits.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Investors are encouraged to consider the risks described in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2025, we issued 254,647 shares of the Company’s Common Stock to one accredited investor in exchange for an outstanding promissory note in the principal amount of $200,000.  The forgoing shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) under the Securities Act, without payment of placement agent fees or other remuneration to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

BIO-Key International, Inc.

Dated: November 14, 2025	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)