Form 10-K
period 2025-12-31
BIO KEY INTERNATIONAL INC
filed 2026-06-12
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was $4,934,779 based upon the closing price for shares of the registrant’s post-split common stock of $8.20 as reported by the Nasdaq Stock Market on that date.

As of June 10, 2026, the registrant had 1,085,360 shares of common stock outstanding.

Documents Incorporated by Reference

None.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to migrate Swivel Secure customers to BIO-key and Portal Guard offerings; our ability to execute definitive agreements with Fiber Food Systems and/or its customers to utilize our access management solutions; our ability to integrate our solutions into any of Fiber Food System’s offerings; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; the impact of tariffs and other trade barriers which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of non-compliance with Securities and Exchange Commission (“SEC”) and Nasdaq periodic reporting requirements; the commercial reputational and reputational risk and impact on the trading and liquidity of our common stock as a result of the recent suspension of trading of our common stock on the Nasdaq Capital Market; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to maintain  effective internal controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We designed BIO-key PortalGuard IDaaS and WEB-key to provide organizations an integrated approach to managing and securing all of their identities using the technologies they already use while providing capacity for future needs through the strategic use of biometrics to limit vulnerability and contain authentication costs.  Our platform allows users to authenticate their customers, employees, contractors, and partners. It enables any user to connect to any device, cloud or application, all with a simple, customizable, intuitive and consumer-friendly user experience.  We utilize server-secured Identity-Bound Biometrics to support roving users without requiring them to carry their phone or a token. As of December 31, 2025, more than 600 customers across multiple industries use BIO-key to secure and manage access for users around the world.

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

Partner Model	In 2025, we continued to grow our Channel Alliance Partner program focused on partnering with select value added resellers, integrators, and distributors.

Microsoft Partnership	We are a Microsoft Partner and our line of compact fingerprint scanners has been tested and qualified by Microsoft to support Windows Hello and Windows Hello for Business.

Hardware

Hardware products generated 22% and 9% of our revenue in 2025 and 2024, respectively. EcoID II® has emerged as one of our most popular scanner for enterprise deployments. For customers that require the highest level of security, PIV-Pro is a FIPS compliant fingerprint scanner, and our updated EcoID III® introduced in 2025 is PIV-071006 FAP-20 compliant, both suitable for highly regulated industries and organizations that want a best-in-class solution.

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

During the years ended December 31, 2025 and 2024, we incurred expenses of $2,609,893 and $2,511,080, respectively, for research and development.

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

Based on our limited cash resources, history of losses, negative cash flow from operations, and dependence on debt and equity financing to fund operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses, limited cash resources, negative cash flow from operations, and dependence on debt and equity financing to fund operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2025 as to the substantial doubt about our ability to continue as a going concern within one year after issuance. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Historically, we have not generated significant revenue and have sustained substantial operating losses.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $750,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2025, we generated approximately $6.1 million of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

Our failure to timely file our annual report on Form 10-K for the year ended December 31, 2025 has made us ineligible to use a Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

As a result of our failure to timely file our annual report on Form 10-K for the year ended December 31, 2025 we are not eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer, assuming that we remain listed on the Nasdaq Capital Market. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

We recognized revenues from Africa and the European Union in 2025 and 2024 and expect continued revenues from these regions in future periods. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

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

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or applicable laws or regulations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could cause them to cease or reduce use of our products and services and otherwise have an adverse effect on our reputation and business. Any similar failure or perceived failure by users of our products or services may also have an adverse effect on our reputation and business. In addition, legal, regulatory, contractual and other obligations as well as public concerns relating to privacy, data protection or information security could restrict our ability to store and process data as part of our solutions or otherwise impact our ability to provide our solutions in certain jurisdictions and may result in the loss of business opportunities from customers operating in, or seeking to expand into, those jurisdictions. Additionally, we are subject to SEC rules related to cybersecurity risk management, which may further increase our regulatory burden and the cost of compliance in such events.

         Our business could be adversely affected by trade tariffs or other trade barriers.

            Our business is subject to the imposition of tariffs and other trade barriers, which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea. The current presidential administration has imposed new tariffs on imports to the United States and may impose additional tariffs in the future. Other countries have, and in the future may, impose retaliatory tariffs. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers could harm our ability to obtain inventory and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. If we experience cost increases as a result of existing or future tariffs and are unable to pass on such additional costs to our customers, or otherwise mitigate the costs, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

The impact of the Russian invasion of Ukraine, and the US-Iran war, and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

       The short and long-term implications of Russia’s invasion of Ukraine, and the war between the US and Iran are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries, which has not caused any material harm to the Company to date; along with the war in Iran, may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. Such risks include, but are not limited to, adverse effects on macro-economic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to world-wide economic reversals.

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

As of the date of this report, approximately 794,073 shares of our common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) were reserved for issuance upon exercise or conversion of outstanding stock options and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

          An active trading market for our common stock may not be sustained.

        On May 13, 2026 trading of our common stock on the Nasdaq Capital Market was suspended which could adversely impact the trading and liquidity of our common stock.  Our common stock currently trades on OTC Markets and an active trading market for our shares may not be developed on OTC Markets and if developed, sustained. If an active market for our common stock is not developed or sustained, it may be difficult for you to sell your shares without depressing the market price for the shares or sell your shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

         Trading of our common stock on the Nasdaq Capital Market was suspended on May 13, 2026.  If we are not successful in our appeal of Nasdaq’s decision and are unable  to regain compliance with the continued listing requirements of The Nasdaq Stock Market, our Common Stock will be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

         On May 13, 2026 trading of our common stock on Nasdaq was suspended due to our failure to regain compliance with the minimum bid requirement and to timely file our periodic reports with the SEC.  Our common stock currently trades on OTC Markets under the symbol “BKYI”. On April 30, 2026, we effected a one-for-ten reverse stock split which restored our share price to a level in excess of Nasdaq’s $1 minimum closing bid price requirement. Due to the timing of the reverse split, we were unable to maintain this share price level for 10 consecutive trading days prior to May 6, 2026 which resulted in our shares being suspended from trading on Nasdaq.  The  suspension and potential delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as shares traded on the OTC Markets generally have substantially less liquidity and it can be more difficult for stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. As a result, the trading price of our common stock may change quickly, and brokers may not be able to execute trades as quickly as they previously could when our common stock was listed on a national exchange.. Delisting could also harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities. .

          We have appealed Nasdaq’s decision to suspend trading in our common stock and are currently working to regain compliance with all continued listing standards of the Nasdaq Capital Market. A hearing to consider our appeal is currently scheduled for  June 16, 2026.  There can be no assurance that our appeal will be successful or that our shares will not be delisted.

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

We evaluate cybersecurity risks as part of our overall enterprise risk management. A steering committee of senior executives meets quarterly to evaluate any changes to the Company’s exposure to cybersecurity risks, discuss potential mitigation plans, and provide updates on mitigation efforts already underway. Our cybersecurity team keeps up to date on the latest threats and risks through multiple channels and is also involved in evaluating risks associated with any new proposed service providers. We employ a Cybersecurity Engineer, reporting directly to our Chief Technology Officer, who manages our cybersecurity team that is comprised entirely of security professionals with industry recognized certifications. Our Cybersecurity team is responsible for assessing and managing risks associated with both our internal operations and our use of third-party service providers and informing/gaining feedback from the cybersecurity steering committee.

Additionally, our cybersecurity team maintains a comprehensive set of cybersecurity policies and standards, including a security incident response framework. The framework is a set of coordinated procedures and tasks that our incident response team executes to ensure timely and accurate reporting and resolution of computer security incidents. The framework details who, how and when appropriate persons or committees, including the Board of Directors and Audit Committee are kept informed on the status of potential cybersecurity incidents. A summary of recent incidents is also presented by the Chief Legal Officer (“CLO”) at each regular Audit Committee meeting. Our policies and standards were developed in collaboration with a wide range of disciplines, including information technology, cybersecurity, legal, compliance and business. Our cybersecurity strategy and policies are continually reassessed to ensure they attempt to identify and proactively address the constant changes in the global threats. Decision makers such as the CLO, executive team, and Audit Committee are regularly kept up to date on cybersecurity trends. Ongoing collaboration with stakeholders throughout the business also helps to build continued awareness and visibility of future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTC Markets under the symbol “BKYI”.

Holders

As of June 10, 2026, the number of stockholders of record of our common stock was 171.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2025 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our Company. This discussion is provided as a supplement to and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024 and the accompanying notes included elsewhere in this Report.

     All share totals reported herein have been adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended
	December 31,
	2025	2024
Revenues
Services	20%	16%
License fees	58%	75%
Hardware	22%	9%
	100%	100%
Costs and other expenses
Cost of services	7%	6%
Cost of license fees	5%	9%
Cost of hardware	20%	7%
Cost of hardware reserve	-9%	-3%
Total cost of goods sold	23%	19%
Gross Profit	77%	81%

Operating expenses
Selling, general and administrative	106%	103%
Research, development and engineering	44%	36%
Impairment of investment	42%	-
Total operating expenses	192%	139%
Operating loss	-115%	-58%

Other income (expense)
Total other income (expense)	-5%	-4%

Loss before provision for income tax benefit	-120%	-62%

Provision for income tax benefit	0%	0%

Net loss	-120%	-62%

Revenues and Costs and other expenses

			2025-2024
	2025	2024	$ Chg	% Chg

Revenues
Services	$1,172,107	$1,108,506	$63,601	6%
License fees	3,423,300	5,189,370	(1,766,070)	-34%
Hardware	1,342,148	631,695	710,453	112%
Total Revenue	$5,937,555	$6,929,571	$(922.016)	-14%

Costs and other expenses
Services	$387,144	$396,274	$(9,130)	-2%
License fees	309,829	589,505	(279,676)	-47%
Hardware	1,189,464	516,611	672,853	130%
Hardware reserves	(513,400)	(213,005)	(300,395)	141%
Total Costs and other expenses	$1,373,037	$1,289,385	$83,652	6%

Revenues

        Revenue decreased $922,016 or 142% to $5,937,555 in 2025 as compared to $6,929,571 in 2024. This reduction was due largely to a significant contract renewal with a foreign retail bank that benefited 2024 that did not recur in 2025 and due to our exit from our distribution agreement with Swivel Secure Limited (SLL) and transition to selling BIO-key branded solutions in the EMEA market and to the factors discussed below.

For the years ended December 31, 2025, and 2024, service revenues included approximately $1,060,000 and $1,017,000, respectively, of recurring maintenance and support revenue, and approximately $112,000 and $91,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 4% in 2025 due to the growing customer base. Non-recurring custom services increased 23% in 2025 due to several new customers requiring supported deployments.  We expect the service fees to increase from the current levels as we expand our deployments worldwide.

For the years ended December 31, 2025 and 2024 license revenue decreased $1,766,070 or 34% to $3,423,300, due largely to a significant contract renewal with a foreign retail bank that benefited 2024 hat did not recur in 2025, and due to the ramp up of BIO-key EMEA selling only BIO-key product.

Hardware sales increased by $710,453, or 112%, to $1,342,148 in 2025 from $631,695 in 2024. The increase was attributable to several long-term and new customers expanding their purchase of biometric cybersecurity solutions combined with selling some of fully reserved inventory from the African project.

Costs of goods sold

For the year ended December 31, 2025, cost of services decreased approximately 2% to $387,144, due primarily to the decreased costs to support Swivel Secure deployments.

License fees for the year ended December 31, 2025 decreased $279,676, or approximately 47%, to $309,829 from $589,505 due primarily to decreased license revenue and related license fees payable for third-party software distributed by Swivel Secure.

Hardware costs for the year ended December 31, 2024 increased $672,853, or approximately 130%, to $1,189,464 from $516,611 in 2024. The increase was associated with the increased hardware sales and hardware mix. Hardware reserve costs for the year ended December 31, 2025 increased $300,395, or approximately 141% from $(213,005) to $(513,400) which represented a removal of the entire reserve for sales of slow-moving inventory purchased for projects in Nigeria, and for other older inventory. We were successful in our efforts to sell the slow-moving inventory.

Gross Profit

       Gross profit decreased to $4,564,518 in 2025 from $5,640,186 in 2024, due to lower license fee revenue, and an increase in lower-margin services and hardware revenue.

Our strategic decision to exit the SSL agreement and offer only BIO-key branded solutions in the EMEA market contributed to lower costs to support deployments, including software license fees incurred in connection with sales of Swivel Secure offerings using SLL solutions rather than BIO-key’s internally developed software solutions. 2025 gross profit also benefited from the sale of $513,400 of fully reserved hardware inventory.

Selling, general and administrative

		2025-2024
2025	2024	$ Chg	% Chg

$6,282,232	$7,140,147	$(857,915)	-12%

Selling, general and administrative costs for year ended December 31, 2025 were $6,282,232 compared to $7,140,147 in 2024, representing an 12% decrease. The decrease was due to a reorganization of sales personnel costs, lower marketing show expenses, and audit fees which were partially offset by an increase in professional services, principally related to financing activities in 2025.

Research, development and engineering

		2025-2024
2025	2024	$ Chg	% Chg

$2,609,893	$2,511,080	$98,813	4%

For the year ended December 31, 2025 research, development and engineering costs were $2,609,893 compared with $2,511,080 representing a 4% increase from 2024. Included in the increase were higher personnel costs associated with wages and benefits for engineering employees to support new product development.

Impairment of investment

		2025-2024
2025	2024	$ Chg	% Chg

$2,500,000	$-	$2,500,000	100%

            For the year ended December 31, 2025 impairment of investment was $2,500,000 compared with $0 representing a 100% increase from 2024. The amount of $2,500,000 represents a 50% impairment of the investment based on expected revenue that has not occurred to date.

Other income (expense)

			2025-2024
	2025	2024	$ Chg	% Chg

Interest income	$3,787	$110	$3,677	3343%
Foreign currency loss	-	(13,004)	13,004	-100%
Loan transaction costs	(256,833)	(124,000)	(132,833)	52%
Interest expense	(60,793)	(175,755)	114,962	-65%
	$(313,839)	$(312,649)	$(2,501,190)	800%

The amounts for other income (expense) for the year ended December 31, 2025 consisted of interest income of $3,787, interest expense of $60,793 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $256,833. The amounts for the year ended December 31, 2024, consisted of interest income of $110, interest expense of $175,755 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $124,000.

Net Loss

Reflecting decreased gross profit and an impairment expense, net loss increased to $(7,157,946) in 2025 from a net loss of $(4,300,692) in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2025 was $4,668,689. Items of note included:

●	Net positive cash flows related to non-cash expenses of approximately $3,568,000.
●	Net negative cash flows related to changes in accounts receivable, lease liabilities, accounts payable, deferred revenue and prepaid expenses in the aggregate amount of approximately $984,000 and our net loss for the period.

Investing activities overview

Net cash used in investing activities during the year December 31, 2025 was $12,012 for capital expenditures.

Financing activities overview

Approximately $7,967,000 was provided by financing activities during the year ended December 31, 2025 consisting of the proceeds of $1,000,000 advanced under a secured note, proceeds from the exercise of warrants totaling approximately $6,500,000, and $10,076 from sales of common stock under our employee stock purchase plan. These amounts were offset by a partial repayment of note payable, repayment of a government loan, and costs associated with the issuance of our securities.

Sources of Liquidity

 Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

 The following sets forth our primary sources of capital during the previous two years:

        On October 27, 2025, we entered into and closed a warrant exercise agreement with an existing institutional investor to exercise certain outstanding warrants to purchase an aggregate of 3,091,668 shares of common stock.  The warrants were originally issued on January 15, 2025 and had an exercise price of $2.15 per share. In consideration for the immediate exercise of these warrants, we issued new unregistered warrants to purchase up to an aggregate of 6,183,336 shares of common stock at an exercise price of $1.02. We realized gross proceeds of approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses.

        On September 30, 2025, we entered into and closed a note purchase agreement which provided for the issuance of a $1,130,000 principal amount senior secured promissory note (the "2025 Note"). This resulted in gross proceeds of approximately $1,000,000 after deducting estimated offering expenses, and the original issue discount. The 2025 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance, the lender shall have the right to redeem up to $135,000 of principal amount each month. In connection with the October 27, 2025 warrant exercise agreement described above, we prepaid approximately $450,000 of the amount due under the 2025 Note. As of the date of this report, the outstanding principal amount due under the 2025 Note is approximately $675,000. For a more complete description of the 2025 Note, please see Note J to our Consolidated Financial Statements included in Part II Item 8 of this report.

On January 15, 2025, we entered into a warrant exercise agreement with an existing institutional investor to exercise certain outstanding warrants to purchase an aggregate of 206,112 shares of common stock at an exercise price of $18.50 per share which were originally issued to the Investor on September 13, 2024. In consideration for the exercise of these warrants, we issued new warrants to the investor to purchase an aggregate 309,167 shares of common stock at an exercise price of $21.50 per share. We realized gross proceeds of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

On September 12, 2024, we entered into a warrant exercise agreement with the investor to exercise certain outstanding warrants to purchase an aggregate of 103,056 shares of common stock. The warrants were originally issued to the investor on October 31, 2023 and had an original exercise price of $31.50 per share. In consideration for the immediate exercise of these warrants, we reduced the exercise price of the warrants to $18.50 per share and issued to the Investor additional warrants to purchase an aggregate of 206,112 shares of common stock at an exercise price of $18.50 per share. The forgoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note was due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month. In connection with the warrant exercise agreements described above, we prepaid approximately $762,600 of the amount due under the 2024 Note. Pursuant to a series of exchange agreements in January 2025, the lender exchanged $859,000 principal amount due under the 2024 Note for 50,461 shares of common stock.  As of the date of this report, the 2024 Note is fully paid.  For a more complete description of the 2024 Note, please see Note J to Our Consolidated Financial Statements included in Part II Item 8 of this report.

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 2026 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity Outlook

At December 31, 2025, our total cash and cash equivalents were approximately $2,694,000, as compared to $438,000 at December 31, 2024.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $750,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2025, we generated approximately $5,900,000 of revenue, which did not generate enough cash to fully fund our average monthly cash requirements. We also have approximately $2.9 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell or return the product to continue to generate additional cash.

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

We believe that of our significant accounting policies, which are described in Note A of the notes to our consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations, as listed below:

          1. Revenue Recognition

 2. Allowances for Accounts Receivable

New Accounting Pronouncements

           See Note A Item 16, “Recent Adopted Accounting Pronouncements” and Note A Item 17, “Recent Issued Accounting Pronouncements,” of the Consolidated Financial Statements for additional information about new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 42-65 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

           Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025

As we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During 2025, there have been no changes to our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable event noted below, we have elected to make the following disclosure in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 2.06 - Material Impairments. The following disclosure is intended to satisfy the requirements of Item 2.06 of Form 8-K.

On June 10, 2026, in connection with preparing audited financial statements for the fiscal year ended December 31, 2025, the Company completed its annual impairment testing of the value of its investment in shares of common stock of Boumarang, Inc. (the “Boumarang Shares”).  The valuation of the Boumarang Shares was based on an independent valuation report prepared by a third party which valued the Boumarang Shares at $5.000,000 as of December 31, 2025.  The valuation was based in part on the anticipated revenues of Boumarang which have not been achieved as of June 10, 2006.  As a result, the Company determined  to record a 50% impairment of its investment in Boumarang Shares which resulted in a material charge for impairment of $2.5 million under U.S. generally accepted accounting principles. This noncash impairment charge is reflected in the Company’s audited financial statements for the fiscal year ended December 31, 2025. The Company does not anticipate that this charge will result in material future cash expenditures.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	71	Chairman of the Board of Directors and Chief Executive Officer
Cameron Williams (a)* (b) (c)	79	Director
Robert J. Michel (a) (b)*(c)	69	Director
Wong Kwok Fong (Kelvin)	62	Director and Vice-Chairman of the Board of Directors
Emmanuel Alia (b) (c)*	61	Director
Cecilia C. Welch	66	Chief Financial Officer
Mira K. LaCous	64	Chief Technology Officer
James D. Sullivan	58	Vice President of Strategy and Compliance, Chief Legal Officer

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

*	Indicates chair of committee

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

Audit Committee of the Board of Directors

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq Listing Rules. Our Insider Trading Policy is filed with the SEC and incorporated by reference herein to Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and the two most highly compensated executive officers other than our chief executive officer, for the fiscal years ended December 31, 2025 and 2024:

SUMMARY COMPENSATION TABLE

			Stock	All Other
Name and Principal		Salary	Awards	Compensation		Total
Position	Year	($)	($) (1)	($) (2)		($)

Michael W. DePasquale	2025	312,875	33,750	199		346,824
Chief Executive Officer	2024	285,000	24,000	491		309,491

Cecilia C. Welch	2025	225,312	26,250	518		252,080
Chief Financial Officer	2024	199,500	22,500	-		222,000

James D. Sullivan	2025	252,135	30,000	162,186	(3)	144,321
Chief Legal Officer	2024	223,250	22,500	79,429	(4)	325,179

(1)

The aggregate grant date fair value of the restricted shares is calculated by the multiplying the quantity of shares issued by the closing trading price of the shares on the date of issuance calculated under FASB ASC 718.

(2)	Consists of life insurance premiums paid by the Company except as otherwise noted.
(3)	Consists of $161,389 of sales commissions and $797 of life insurance premiums paid by the Company.
(4)	Consists of $78,632 of sales commissions and $797 of life insurance premiums paid by the Company.

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

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. In 2025, we increased the base compensation of our executive officers based on their collective efforts in managing key accounts, completing a series of financing transactions over the past two years, and the fact that base compensation levels had not been increased since 2022. Effective July 1, 2024, we restored the 2023 based compensation of Mr. DePasquale, Mr. Sullivan and Ms. Welch.  Effective January 16, 2023, we decreased the base compensation of Mr. DePasquale, Mr. Sullivan and Ms. Welch as part of the revised budget for the year.

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

We also include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders.  In 2025 and 2024, we issued restricted stock awards to each of our named executive officers.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each named executive officer, information regarding outstanding equity awards (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) at December 31, 2025.

	Option Awards			Stock Awards
						Market value
	Number of			Number of		of
	securities			shares or		shares of
	underlying			units		units of
	unexercised	Option		of stock that		stock that
	options	exercise	Option	have not		have not
	exercisable	price	expiration	vested		vested
Name	(#)	($)	date	(#)		($)(1)

Michael W. DePasquale	24	1,699.20	3/21/2026	6,165
	-	-			(2)

Cecilia C. Welch	18	1,699.20	3/21/2026	5,055
	-	-			(3)

James D. Sullivan	18	1,699.20	3/21/2026	5,556
	-	-			(4)

(1)	Calculated based on the closing market price of the Company’s common stock on December 31, 2025 of $5.40 per share.

(2)

 4,500 shares vest in three equal annual installments commencing September 2, 2026. 1,600 shares vest in two equal annual installments commencing July 31, 2026, and 65 shares vest in one annual installment commencing  August 29, 2026.

(3)

3,500 shares vest in three equal annual installments commencing September 2, 2026. 1,500 shares vest in two equal annual installments commencing July 31, 2026, and 55 shares vest in one annual installment commencing August 29, 2026.

(4)

4,000 shares vest in three equal annual installments commencing September 2, 2026.1,500 shares vest in two equal annual installments commencing July 31, 2026, and 167 shares vest in one annual installment commencing August 29, 2026

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2025, we did not grant any stock options as part of our equity compensation program. If stock options are granted in the future, we intend to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

DIRECTOR COMPENSATION

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2025:

	Stock Awards	Total
Name (1)	($) (2)	($)
Robert J. Michel (3)	700	29,502
Emmanuel Alia (4)	600	20,500
Cameron Williams (5)	700	33,502

(1)	Mr. DePasquale and Kelvin Wong have been omitted from the above table because they do not receive any additional compensation for serving on our Board of Directors.
(2)	The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance in accordance with FASB ASC 718.
(3)	At December 31, 2025, Mr. Michel held options to purchase 4 shares of common stock and held 742 shares of restricted common stock.
(4)	At December 31, 2025, Mr. Alia held options to purchase 2 shares of common stock and held 742 shares of restricted common stock.
(5)	At December 31, 2025 Mr. Williams held 742 shares of restricted common stock.

Narrative Disclosure to Director Compensation Table

During 2025, we changed our policy to increase the board fees payable to each non-employee to $3,500 per board meeting.  The Directors still receive $1,000 per board committee meeting attended. Fees for attendance at regular quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of common stock and payments for the last meeting of the year are paid in cash or, at the option of the director, in shares of common stock. All of our directors elected to receive payment in common stock for the first board meeting in 2025. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 10, 2026 information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current executive officers and directors, both individually and as a group (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

The beneficial owners and number of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as awarded, and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of June 10, 2026 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 1,085,360 outstanding shares.

	Amount and Nature		Percentage
	of Beneficial		of
Name and Address of Beneficial Owner (1)	Ownership		Class

Directors and Executive Officers

Michael W. DePasquale	11,445	(2)	1.1%
Cecilia C. Welch	5,940	(3)	*
Mira K. LaCous	3,826	(4)	*
James D. Sullivan	11,003	(5)	1.0%
Robert J. Michel	2,359	(6)	*
Emmanuel Alia	2,135	(7)	*
Cameron E. Williams	2,195	(8)	*
Wong Kwok Fong (Kelvin)	3,525	(9)	*
All officers and directors as a group (eight (8) persons)	42,428		3.9%

Beneficial Owner

Fiber Food Systems, Inc	59,500		5.5%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 101 Crawfords Corner Rd, Suite 4116, Holmdel, NJ 07733
(2)	Includes 917 shares issuable upon exercise of warrants, and 73,13 shares of restricted stock of which 6,165 remain subject to vesting.
(3)	Includes 6,107 shares of restricted stock of which 5,055 remain subject to vesting.
(4)	Includes 3,522 shares of restricted stock of which 3,119 remain subject to vesting.
(5)	Includes 1,267 shares issuable upon exercise of warrants, and 6,608 shares of restricted stock of which 5,556 remain subject to vesting.
(6)	Includes 2 shares issuable on exercise of options and 906 shares of restricted stock of which 742 remain subject to vesting.
(7)	Includes 2 shares issuable on exercise of options and 906 shares of restricted stock of which 742 remain subject to vesting.
(8)	Includes 906 shares of restricted stock of which 742 remain subject to vesting.
(9)	Includes 504 shares of restricted stock of which 359 remain subject to vesting. The address of Kelvin is Flat C, 27/F, Block 5, Grand Pacific Views, Siu Lam, Hong Kong N7.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2025, information with respect to securities authorized for issuance under equity compensation plans (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan, which was amended on June 13, 2019, by vote of stockholders, and amended and restated by vote of stockholders on June 18, 2021 (as amended and restated, the “2015 Plan”). The 2015 Plan reserved 4,384 shares of common stock for issuance of options, restricted stock, and other equity-based awards to employees, officers, directors, and consultants of the Company. Options are issued at exercise prices which may not be below 100-110% of fair market value and have terms not to exceed ten years. Options issued under the 2015 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain stock awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expired in December 2025.

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

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of this plan, 4,384 shares of common stock are reserved for issuance and sale to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of our common stock as reported on the Nasdaq Capital Market on the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares of common stock funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On August 8, 2025, at the Annual Meeting, a proposal was approved to amend the plan to reserve an additional 70,000 shares of common stock. In 2025, the Company issued 2,126 shares to employees.

On December 14, 2023, the stockholders approved the 2023 Stock Incentive Plan.  The 2023 Plan reserves 33,334 shares of common stock for issuance of options, restricted stock, and other equity-based awards to employees, officers, directors, consultants, advisors and independent contractors of the Company. Options are issued at exercise prices which may not be below 100% of fair market value (or 110% of the fair market value if, at the time the option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our stock) and have terms not to exceed ten years. Options issued under the 2023 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement or as determined by the Board or Compensation Committee. The 2023 Plan expires on December 13, 2033, unless terminated earlier. On August 8, 2025, at the Annual Meeting, a proposal was approved to amend the plan to reserve an additional 70,000 shares of common stock. In 2025, the Company issued 28,050 restricted shares to employees of which 3,026 were forfeited.  The Company also issued 2,316 shares to the Board of Directors for payments of Board fees.

Number
of securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted-	under equity
	issued		average	compensation
	upon exercise		exercise price	plans
	of outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
	rights		rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	196	(1)(2)	$1,453.15	129,258	(3)
Equity compensation plans not approved by security holders	—		-,	—
Total	196	(1)(2)	$1,453.15	129,258	(3)

(1)	Consists of shares of common stock issuable upon the exercise of options outstanding as of December 31, 2025 under the 2015 Plan and the 2023 Plan.

(2)	Excludes employee stock purchase rights accruing under the ESPP.

(3)

Amount includes 58,007 shares of common stock available as of December 31, 2025 for future issuance under the 2023 Plan, and 71,251 shares of common stock available as of December 31, 2025 for future issuance under the ESPP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table shows fees for professional services and audit fees billed to us by Bush & Associates CPA, our independent registered public accounting firm, for the audit of our annual consolidated financial statements for the years ended December 31, 2025 and 2024 and for review of our financial statements included in our quarterly reports in 2024:

	2025	2024

Audit Fees	$125,000	$105,000
Audit-Related Fees	-	24,602
Tax Fees	23,000	-
Other Fees	-	-
Total Fees	$148,000	$129,602

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

Audit Committee Pre-Approval Procedures

The audit committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2025 and 2024 shown above were pre-approved by the audit committee.

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

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

(1) Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm (Bush and Associates CPA., PCAOB ID:6797)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations—Years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows—Years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements—December 31, 2025 and 2024

            (2) Financial statement schedules:

            Not applicable.

(3)       The exhibits listed in the Exhibits Index are filed as part of this Report

ITEM 16. – FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of

BIO-key International, Inc. Holmdel, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and the retrospective adjustments related to the reverse stock split present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada

June 12, 2026

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$2,694,663	$437,604
Accounts receivable, net	1,220,822	718,229
Due from factor	-	74,170
Inventory, net of reserve	370,879	378,307
Prepaid expenses and other	251,323	278,648
Total current assets	4,537,687	1,886,958
Equipment and leasehold improvements, net	67,751	140,198
Capitalized contract costs, net	311,591	409,426
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	47,953	73,372
Investment	2,500,000	5,000,000
Intangible assets, net	830,357	1,097,630
Total non-current assets	3,765,628	6,728,602
TOTAL ASSETS	$8,303,315	$8,615,560

LIABILITIES
Accounts payable	$507,357	$818,186
Accrued liabilities	1,333,930	1,278,732
Note payable	604,102	1,525,977
Government loan – BBVA Bank, current portion	50,530	132,731
Deferred revenue – current	572,513	773,267
Operating lease liabilities, current portion	27,728	24,642
Total current liabilities	3,096,160	4,553,535
Deferred revenue, net of current portion	62,584	196,237
Deferred tax liability	16,500	-
Government loan – BBVA Bank, net of current portion	-	44,762
Operating lease liabilities, net of current portion	21,266	48,994
Total non-current liabilities	100,350	289,993
TOTAL LIABILITIES	3,196,510	4,843,528

Commitments (Note L)

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 1,085,360 and 371,696 of $.0001 par value at December 31, 2025 and December 31, 2024, respectively	109	37
Additional paid-in capital	141,497,741	133,030,607
Accumulated other comprehensive loss	74,803	49,290
Accumulated deficit	(136,465,848)	(129,307,902)
TOTAL STOCKHOLDERS’ EQUITY	5,106,805	3,772,032
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,303,315	$8,615,560

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2025	2024

Revenues
Services	$1,172,107	$1,108,506
License fees	3,423,300	5,189,370
Hardware	1,342,148	631,695
Total revenues	5,937,555	6,929,571

Costs and other expenses
Cost of services	387,144	396,274
Cost of license fees	309,829	589,505
Cost of hardware	1,189,464	516,611
Cost of hardware reserve	(513,400)	(213,005)
Total costs and other expenses	1,373,037	1,289,385
Gross Profit	4,564,518	5,640,186

Operating expenses
Selling, general and administrative	6,282,232	7,140,147
Research, development and engineering	2,609,893	2,511,080
Operating expenses before impairment of investment	8,892,125	9,651,227
Impairment of investment	2,500,000	-
Total operating expenses	11,392,125	9,651,227
Operating loss	(6,827,607)	(4,011,041)

Other income (expense)
Interest income	3,787	110
Loss on foreign currency transactions	-	(13,004)
Loan fee amortization	(256,833)	(124,000)
Interest expense	(60,793)	(175,755)
Total other income (expense)	(313,839)	(312,649)

Loss before provision for income taxes (tax benefits)	(7,141,446)	(4,323,690)

Provision for income taxes (tax benefits)	(16,500)	22,998

Net loss	$(7,157,946)	$(4,300,692)

Comprehensive loss:
Net loss	$(7,157,946)	$(4,300,692)
Other comprehensive income – Foreign translation adjustment	25,513	26,469
Comprehensive loss	$(7,132,433)	$(4,274,223)

Basic and Diluted Loss per Common Share	$(10.77)	$(20.88)

Weighted Average Shares Outstanding:
Basic and Diluted	664,770	205,977

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2023	103,426	$10	$126,047,945	$22,821	$(125,007,210)	$1,063,566
Issuance of common stock for directors’ fees	1,205	-	18,006	-	-	18,006
Issuance of restricted common stock to employees	17,896	2	(2)	-	-	-
Forfeiture of restricted stock	(917)	-	-	-	-	(1)
Exercise of warrants	190,322	19	1,908,080	-	-	1,908,099
Issuance of stock for securities purchase agreements	59,500	6	4,999,994	-	-	5,000,000
Issuance of common stock for employee stock purchase plan	264	-	3,690	-	-	3,690
Share based compensation for employee stock purchase plan	-	-	775	-	-	775
Foreign currency translation adjustment	-	-	-	26,469	-	26,469
Share-based compensation	-	-	224,470	-	-	224,470
Issuance costs	-	-	(172,350)	-	-	(172,350)
Net loss	-	-	-	-	(4,300,692)	(4,300,692)
Balance as of December 31, 2024	371,696	$37	$133,030,607	$49,290	$(129,307,902)	$3,772,032
Issuance of common stock for directors’ fees	2,314	-	20,004	-	-	20,004
Issuance of restricted common stock to employees	28,300	3	(3)	-	-	-
Forfeiture of restricted stock	(3,025)			-	-	-
Exercise of warrants	515,278	52	6,966,506	-	-	6,966,558
Issuance of stock for repayment of debt	168,672	17	1,786,974	-	-	1,786,991
Issuance of common stock for employee stock purchase plan	2,125	-	10,076	-	-	10,076
Share based compensation for employee stock purchase plan	-	-	2,250	-	-	2,250
Foreign currency translation adjustment	-	-	-	25,513	-	25,513
Share-based compensation	-	-	144,321		-	144,321
Issuance costs	-	-	(462,994)	-	-	(462,994)
Net loss	-	-	-	-	(7,157,946)	(7,157,946)
Balance as of December 31, 2025	1,085,360	$109	$141,497,741	$74,803	$(136,465,848)	$5,106,805

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,157,946)	$(4,300,692)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	84,458	93,026
Amortization of intangible assets and write-off	267,273	304,983
Interest payable on Note	58,282	164,589
Loss on foreign currency	-	13,004
Reserve for inventory	(513,400)	(213,005)
Allowance for credit losses	(250,000)	(372,532)
Amortization of debt discount	261,833	124,000
Amortization of capitalized contract costs	173,062	175,900
Impairment of investment	2,500,000	-
Share based and warrant compensation for employees and consultants	146,571	225,245
Stock based fees to directors	20,004	18,006
Bad debt expense	15,000	100,000
Deferred income tax benefit	16,500	(22,998)
Amortization of operating lease right-of-use assets	25,419	79,521
Change in operating assets and liabilities:
Accounts receivable	(252,593)	855,829
Due from factor	74,170	25,150
Capitalized contract costs	(75,227)	(355,520)
Deposits	-	(7,976)
Right of use asset	-	(115,988)
Inventory	520,828	280,438
Prepaid expenses and other	27,325	85,523
Accounts payable	(310,629)	(502,987)
Income tax payable	-	15,000
Accrued liabilities	55,198	(42,116)
Deferred revenue	(334,407)	526,240
Operating lease liabilities	(20,410)	(66,712)
Net cash used for operating activities	(4,668,689)	(2,914,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,012)	(13,047)
Net cash used for investing activities	(12,012)	(13,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	6,966,558	1,908,099
Costs incurred for issuance of common stock	(462,994)	(172,350)
Proceeds from issuance of note payable	1,000,000	2,000,000
Repayment of note payable	(455,000)	(762,611)
Repayment of government loan	(146,393)	(150,024)
Proceeds from Employee Stock Purchase Plan	10,076	3,740
Net cash (used in) provided by financing activities	6,912,247	2,826,854
Effect of exchange rate changes	25,513	26,469
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,257,059	(73,796)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	437,604	511,400
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,694,663	$437,604

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2025	2024

Cash paid during the year for:
Interest	$60,793	$175,755

Noncash investing and financing activities:

Operating lease right-of-use asset and liability for new lease	$-	$79,521
Issuance of common stock for repayment of debt	1,786,991	-

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

        The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to increase its revenue and meet its financing requirements on a continuing basis and become profitable in its future operations. The Company has lowered expenses through decreasing spending in marketing, and research and development. In order to mitigate the losses and improve cash flow, the Company is working on the following initiatives. The EMEA subsidiary is now only selling BIO-key and PortalGuard solutions that do not carry the previous license fee of 50% cost of sales.  Agents are actively seeking other markets to sell our inventory for the Nigerian projects. The Company continues to lower expenses with a view to keeping current monthly expenses at the current level of approximately $750,000. The Company has an investment that it can liquidate to fund operations (See Note H) and to pay the required Note Payable payments (See Note J).  We expect that the growth in revenue will alleviate our going concern within the next twelve months. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

      On April 30, 2026, subsequent to the balance sheet date, the Company effected a 1‑for‑10 reverse stock split of its common stock. All share and per share amounts, including shares underlying options, warrants and other convertible securities, have been retroactively adjusted for all periods presented to reflect this reverse stock split

Foreign Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, Foreign Currency Matters ("ASC 830”). The functional currency of the Company is the U. S. dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions and from the remeasurement of the monetary balance sheet items are recorded as gain (loss) on foreign currency transactions.

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

The functional currency of BIO-key Africa is the Naira, however, the majority of the Company's transactions are U. S. dollars. Under ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. An adjustment will be made for the current value of our bank account in Naira currency if the amount materially changes.

The functional currency of BIO-key Hong Kong is the HKD (Hong Kong dollar). Under ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. An adjustment will be made for the current value of our bank account in Yen currency if the amount materially changes.

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

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to accounts receivable, inventory, intangible assets and goodwill, fair value of convertible note payable, and income taxes.

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

Costs to Obtain and Fulfill a Contract

Costs to obtain and fulfill a contract are predominantly sales commissions earned by the sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit determined to be four years. The period of benefit was determined averaging customer life (churn rate) and historical renewal rates. We continue to monitor the four-year period as facts and circumstances change. These costs are included as capitalized contract costs on the balance sheet. The period of benefit was determined by taking into consideration customer contracts, technology, and other factors based on historical evidence. Amortization expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customers for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. See Note B.

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

6. Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. At December 31, 2025 and 2024, cash equivalents consisted of a money market account.

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

Accounts receivable at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024

Accounts receivable	$1,604,075	$1,351,482
Allowance for Credit Losses	(383,253)	(633,253)
Accounts receivable, net of allowances for Credit Losses	$1,220,822	$718,229

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

The allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year

Year ended December 31, 2025 Allowance for Credit Losses	$633,253	$-	$(250,000)	$383,253
Year ended December 31, 2024 Allowance for Credit Losses	$1,005,785	$16,265	$(388,797)	$633,253

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

9. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. Impairment expenses in 2025 and 2024. were $2,500,000 and $0. respectively.

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2025 and 2024 were approximately $287,000 and $353,000, respectively.

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

12. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants, when the effect of their inclusion is dilutive. See Note Q. All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended
	December 31,
	2025	2024

Selling, general and administrative	$139,131	$201,100
Research, development and engineering	27,444	42,150
	$166,575	$243,250

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

The Company accounts for uncertain tax provisions in accordance with ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note O.

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

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option. See Note K.

16. Recently Adopted Accounting Pronouncements

        Effective January 1, 2025. The Company adopted ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The adoption of this standard did not have to a material impact on the Company’s consolidated financial statements but expanded the disclosures required.

17. Recently Issued Accounting Pronouncements

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

        In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses (“DISE”)" ("ASU 2024-03") which applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

     Management does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2025 and 2024:

	North				December 31,
	America	Africa	EMESA*	Asia	2025

License fees	$1,726,401	$526,465	$1,170,434	$-	$3,423,300
Hardware	115,052	653	997,273	229,170	1,342,148
Services	829,756	254,648	84,609	3,094	1,172,107
Total revenues	$2,671,209	$781,766	$2,252,316	$232,264	$5,937,555

	North				December 31,
	America	Africa	EMESA*	Asia	2024

License fees	$2,410,624	$1,490,256	$1,282,176	$6,314	$5,189,370
Hardware	154,931	-	391,764	85,000	631,695
Services	898,686	162,467	47,353	-	1,108,506
Total revenues	$3,464,241	$1,652,723	$1,721,293	$91,314	$6,929,571

* EMESA – Europe, Middle East, South America

Revenue recognized during the year ended December 31, 2025 from amounts included in deferred revenue at the beginning of the year was approximately $455,000. Revenue recognized during the year ended December 31, 2024 from amounts included in deferred revenue at the beginning of the year was approximately $508,000. Total deferred revenue (contract liability) was approximately $635,000 and $970,000 at December 31, 2025 and 2024, respectively. The contract liability is derived by an 18% carve-out on subscription orders which is based on industry standards and our current maintenance and support charge for perpetual licenses.

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

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed insured limits. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company was not in excess of coverage at December 31, 2025 and 2024. The Company has not incurred any losses on these accounts.

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

For the year ended December 31, 2025 , two customers accounted for 26% of total revenue. For the year ended December 2024, one customer accounted for 24% of total revenue.

At December 31, 2025, two customers accounted for 43% of the total accounts receivable. At December 31, 2024, two customers accounted for 36% of total accounts receivable.

NOTE E—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory in 2025 and 2024 is due to slow moving inventory, including inventory purchased for projects in Nigeria. The Company is looking into other markets and opportunities to sell or return the product. The total inventory below accounts for selective product that ships quarterly to customers worldwide and through Amazon.

Inventory is comprised of the following as of December 31:

	2025	2024

Finished goods	$2,880,593	$4,098,513
Fabricated assemblies	750,381	53,289
Reserve on finished goods	(3,260,095)	(3,773,495)
Total inventory	$370,879	$378,307

NOTE F—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2025	2024

Equipment	$791,140	$1,016,802
Furniture and fixtures	201,679	225,978
Software	-	49,143
Leasehold improvements	44,106	44,106
	1,036,925	1,336,029

Less accumulated depreciation and amortization	(969,174)	(1,195,831)

Total	$67,751	$140,198

Depreciation was $84,458 and $93,026 for 2025 and 2024, respectively. Amounts are recorded in selling, general, and administrative expense as well as in cost of services.

NOTE G—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2025	2024

Trade name	$130,000	$130,000
Proprietary software	420,000	420,000
Customer relationships	1,692,583	1,692,583
Patents and patents pending	287,248	365,080
	2,529,831	2,607,663

Less accumulated amortization	(1,699,751)	(1,510,310)

Total	$830,080	$1,097,353

Aggregate amortization expense for 2025 and 2024 was approximately $267,273 and $304,983, respectively. Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2026	$224,000
2027	223,000
2028	141,000
2029	117,000
2030	14,000
Thereafter	111,080
Total	$830,080

NOTE H - INVESTMENTS

Equity Investment in Privately Held Company

     On November 27, 2024, the Company purchased 5,000,000 shares (the “Boumarang Shares”) of common stock of Boumarang, Inc., an early-stage private technology company developing sustainable long-range drone technology for commercial applications. The Boumarang Shares represent approximately 7.69% of the issued and outstanding shares of Boumarang, Inc. and the Company has no corporate governance or control rights. The Boumarang Shares were purchased from Fiber Food Systems, Inc. (“Fiber Food”), an early-stage company engaged in developing global food security solutions, in consideration of the issuance of 59,500 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026). Fiber Food is not a principal stockholder of Boumarang and has no corporate governance or control rights.

     The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms  to be negotiated by the parties. The purchase agreement contains a standstill which prohibits the Company, Fiber Food, Boomerang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party.  In April of 2025, Boumarang acquired all intellectual property rights to the Wavedrone platform from Shore House IVF, a technology developer based in the Faroe Islands, for $3.5 million acquisition which was executed entirely in Boumarang common stock.

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

     ASC 321-10-35 requires annual impairment testing for equity securities without readily determinable fair values.  In April of 2026 the Company received an updated independent valuation report with a December 31, 2025 valuation of $2.00 per share. The independent report referenced revenue beginning in 2026 as the basis of the valuation, which has not occurred to date. As a result, management has recorded a 50% impairment of investment.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2025	2024

Compensation	$388,072	$549,217
Compensated absences	344,917	299,152
Accrued legal and accounting fees	221,600	161,000
Taxes	15,986	55,986
Employee expenses reimbursement	145,209	154,209
Sales tax payable	27,434	18,147
Other	190,712	41,021

Total	$1,333,930	$1,278,732

      For the years ended December 31, 2025 from December 31, 2024, there were decreases in compensation costs related to commission payments due of approximately, $161,000 and decreases in employee expenses reimbursement due to timing of reimbursements of approximately $9,000. These decreases were offset by increases for the years ended December 31, 2025 and December 31, 2024 of approximately $46,000 for a higher vacation time accrual, approximately $25,000 for higher legal and accounting fees, approximately $9,000 for sales tax, and approximately $157,000 for miscellaneous accrued expenses.

NOTE J—NOTES PAYABLE

Securities Purchase Agreement dated September 30, 2025

      On September 30, 2025, the Company entered into and closed a note purchase agreement with the Lender which provided for the issuance of a $1,130,000 principal amount senior secured promissory note (the “2025 Note”). The 2025 Note carries an original issue discount of $125,000 and the Company agreed to pay $5,000 to the Lender to cover its transaction costs, which were deducted from the proceeds of the 2025 Note resulting in a total of $1,000,000 being funded to the Company at closing. The proceeds are being used for general working capital.

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

      The 2025 Note is secured by a lien on substantially all of the Company’s assets and properties and the Company’s obligations under the 2025 Note are guaranteed by Pistol Star, Inc., a wholly owned subsidiary of the Company (Pistol). The 2025 Note can be prepaid in whole or in part without penalty at any time. In the event that the Company receives any proceeds in connection with any fundraising or financing transaction (including any warrant exercises), it will be required to make a mandatory prepayment equal to the lesser of (i) forty percent (40%) of the amount raised in such transaction and (ii) the full amount due under the 2025 Note.

       The Note provides for customary events of default, including, among other things, the event of non-payment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, the bankruptcy or insolvency of the Company or of all or a substantial part of its property, and monetary judgment defaults of a specified amount. At December 31, 2025 the Company was not in default of any covenants.

    In connection with the October 27, 2025 warrant exercise agreement described in Note M, the Company prepaid approximately $455,000 of the amount due under the 2025 Note. At December 31, 2025, the principal balance due for the 2025 note was $545,000.

Securities Purchase Agreement dated June 24, 2024

On June 24, 2024, the Company entered into and closed a note purchase agreement (the “Purchase Agreement”) which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the “2024 Note”). The 2024 Note carried an original issue discount of $350,000 and the Company agreed to pay $10,000 to the Lender to cover its transaction costs, which were deducted from the proceeds of the 2024 Note resulting in a total of $2,000,000 being funded to the Company at closing. The proceeds were used for general working capital.

The principal amount of the 2024 Note was originally due eighteen months (18) following the date of issuance. Interest under the 2024 Note accrues at a rate of nine percent (9%) per annum. All repayments of principal due under the 2024 Note will be subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the Note (the “Redemption Start Date”), Lender shall have the right to redeem up to $270,000 of principal amount under the 2024 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company.

The 2024 Note was secured by a lien on substantially all of the Company’s assets and properties and the Company’s obligations under the Note were guaranteed by Pistol. The 2024 Note could be prepaid in whole or in part without penalty at any time. In the event that the Company received any proceeds in connection with any fundraising or financing transaction (including any warrant exercises), it would be required to make a mandatory prepayment equal to the lesser of (i) forty percent (40%) of the amount raised in such transaction and (ii) the full amount due under the 2024 Note.

The Company received gross proceeds of approximately $2.0 million in connection with a financing transaction (see Note M Warrants). In accordance with the terms of the 2024 Note, on October 1, 2024, 40% of the proceeds received, or approximately $762,600, was used to prepay amounts due under the 2024 Note.

Between January and September 2025, the Company entered into a number of Exchange Agreements with the holder of the 2024 Note pursuant to which it partitioned from the 2024 Note new promissory notes in the aggregate principal amount of $1,459,000 reducing the outstanding principal amount of the 2024 Note to approximately $338,400. On October 27, 2025, the Company entered into two Exchange Agreements (the “Exchange Agreements”) with the Lender. Pursuant to the Exchange Agreements, the Company and Lender agreed to (i) partition from the 2024 Note two new Promissory Notes (the “Partitioned Notes”) in the original principal amounts of $261,841 and $66,150, respectively, (ii) cause the outstanding balance of the 2024 Note to be reduced by $327,991, the aggregate principal amount of the Partitioned Notes, and (iii) exchange the Partitioned Notes for an aggregate of 42,903 shares of the Company’s Common Stock (as adjusted to reflect our 1-for- 10 reverse stock split, which was effective April 30, 2026).  As a result of the Exchange Agreements, the 2024 Note has been paid in full.

NOTE K—LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong Kong with lease termination dates in 2026 and 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Lease cost
Operating lease cost	$28,195	$45,787
Total lease cost	$28,195	$45,787

Balance sheet information
Operating lease right-of-use assets	$47,953	$73,372

Operating lease liabilities, current portion	$27,728	$24,642
Operating lease liabilities, non-current portion	21,266	48,994
Total operating lease liabilities	$48,994	$73,636

Weighted average remaining lease term (in years) – operating leases	1.67	2.67
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$47,640	$63,914

Maturities of operating lease liabilities were as follows as of December 31, 2023:

2026	$29,267
2027	22,477
	2028	-
Total future lease payments	$51,744
Less: imputed interest	(3,791)
Total	$47,953

NOTE L— CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2025, the Company was not a party to any pending lawsuits.

NOTE M— EQUITY

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

Employee Stock Purchase Plan

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan ("ESPP"). Under the terms of this plan, 4,384 shares of common stock were reserved for issuance to employees and officers of the Company at 85% of the lower of the closing price of the common stock as reported on the Nasdaq Capital Market at the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On August 8, 2025, at the Company’s Annual Stockholders Meeting (“Annual Meeting”), a proposal was approved to amend the plan to reserve an additional 70,000 shares of common stock. During 2025 and 2024, 2,126, and 264 shares, respectively, were issued under the ESPP to employees, (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) which resulted in a $2,250 and $775 non-cash compensation expense, respectively.

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

         The Company issued 28,300 shares of restricted common stock to certain employees of the Company and 3,025 of shares of restricted common stock were forfeited during the year ended December 31, 2025. The Company issued 17,896 shares of restricted common stock to certain employees of the Company and 917 of shares of restricted common stock were forfeited during the year ended December 31, 2024 (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026). These shares vest in equal annual installments over a three-year period from the date of grant.

Restricted stock compensation for the years ended December 31, 2025 and 2024 was $144,321 and $224,470, respectively.

Issuances to Directors, Executive Officers & Consultants

During the 2025 and 2024 years, the Company issued 2,314 and 1,205 shares of common stock respectively to its directors in lieu of payment of board fees, valued at $20,004 and $18,006 respectively (as adjusted to reflect our 1-for- 10 reverse stock split, which was effective April 30, 2026).

Warrants

Warrants Issued with a Warrant Exercise Agreement:

        On October 27, 2025, the Company entered into and closed a warrant exercise agreement (the “Warrant Exercise Agreement”) with an existing institutional investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 309,167 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), which were originally issued to the Investor on January 15, 2025 (the “Existing Warrants”). Pursuant to the Warrant Exercise Agreement, the exercise price of the Existing Warrants was reduced from $21.50 per share to $10.20 per share. In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the Existing Warrants, the Investor received new unregistered warrants to purchase up to an aggregate of 618,334 shares of the Company’s Common Stock (the “New Warrants”). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $10.20 per share and will expire five years from the date of issuance. The Company agreed to file a resale registration statement covering the public resale of the shares of Common Stock issuable upon exercise of the New Warrants with the SEC, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 calendar days following the date of the Warrant Exercise Agreement. The New Warrants include a beneficial ownership limitation that prevents the Investor from beneficially owning more than 4.99% of the Company’s outstanding common stock at any time. The gross proceeds to the Company under the Warrant Exercise Agreement were approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, including repayment of a portion of the Company’s outstanding secured note. Maxim Group LLC acted as the exclusive placement agent to the Company and the Company agreed to pay Maxim an aggregate cash fee equal to 6.0% of the gross proceeds received by the Company under the Warrant Exercise Agreement.

         On January 15, 2025, the Company entered into a warrant exercise agreement (the "January Warrant Exercise Agreement") with the Investor to exercise certain outstanding warrants to purchase an aggregate of 206,111 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) at an exercise price  of $18.50 per share which were originally issued to the Investor on September 13, 2024 (the "Existing 2024 Warrants"). In consideration for the exercise of the Existing 2024 Warrants, subject to compliance with the beneficial ownership limitations included in the existing warrants, the Investor received new unregistered warrants which were amended and exercised in full pursuant to the Warrant Exercise Agreement which is more fully described in the preceding paragraph. The Company realized gross proceeds under the January Warrant Exercise Agreement of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses. Net proceeds are being used for working capital and general corporate purposes, including repayment of a portion of the 2024 Note.

         On September 12, 2024, the Company entered into a Warrant Exercise Agreement ("Inducement Agreement") with an existing institutional investor for the immediate exercise of certain outstanding warrants that the Company issued on October 30, 2023. Pursuant to the Inducement Agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 103,056 shares of the Company's common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) at an amended exercise price of $18.50. The gross proceeds from the exercise of the warrants were approximately $1.9 million, prior to deducting placement agent fees and estimated offering expenses. In consideration for the immediate exercise of the warrants, the Company issued new unregistered warrants which were amended and exercised in full pursuant to the January Warrant Exercise Agreement which is more fully described in the preceding paragraph.

Valuation Assumptions for Warrants:

The Company records the warrants at their fair value which is determined using the Black-Scholes valuation model on the date of the grant. The fair value of the warrants issued in 2025 and 2024 were estimated with the following assumptions:

	Years ended
	December 31,
	2025	2024
Weighted average risk-free interest rate	3.84%	3.34%
Weighted average exercise price	$10.20	$18.50
Weighted average exercise period	5	5
Weighted average Volatility of stock price	451%	577%

The volatility for each issuance is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected exercise period. The five-year volatility is higher than the one-year rate from Bloomberg, based on several reverse-splits of BIO-key's stock over the five-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the years to maturity.

A summary of warrant activity (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Total	exercise	life	intrinsic
	Warrants	price	(in years)	value

Outstanding, as of December 31, 2023	262,649	1,049.50	4.37	—
Granted	206,111	18.50
Exercised	(190,322)	10.20
Forfeited	—	—
Expired	(1,389)	—
Outstanding, as of December 31, 2024	277,049	$109.90	4.19	—
Granted	927,500	10.20
Exercised	(515,278)	10.20
Forfeited	—	—
Expired	(24,521)	1,007.70
Outstanding, as of December 31, 2025	664,750	$12.40	4.70	—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $5.40, $17.10, and $30.00 as of December 31, 2025, 2024 and 2023, respectively, which would have been received by the warrant holders had all warrant holders exercised their options as of that date. There were no in-the-money warrants exercisable as of December 31, 2025, 2024 and 2023.

NOTE N—STOCK OPTIONS

2023 Stock Incentive Plan

On December 14, 2023, the stockholders approved the 2023 Stock Incentive Plan.  The 2023 Plan initially reserved 33,333 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, consultants advisors and independent contractors of the Company. Options are issued at exercise prices which may not be below 100% of fair market value (or 110% of the fair market value if, at the time the option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our stock) and have terms not to exceed ten years. Options issued under the 2023 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement or as determined by the Board or Compensation Committee. The 2023 Plan expires on December 13, 2033, unless terminated earlier. On August 8, 2025, at the Annual Meeting, a proposal was approved to amend the plan to reserve an additional 70,000 shares of common stock. In 2025, the Company issued 28,300 restricted shares to employees of which 3,026 were forfeited.  The Company also issued 2,316 shares to the Board of Directors for payments of Board fees.

2015 Stock Option Plan

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan initially reserved 1,042 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, and consultants of the Company. In 2021, the stockholders approved an amendment to the 2015 to increase the shares of common stock authorized for issuance under the 2015 Plan from 1,042 shares to 4,383 shares together with other technical changes. The term of stock options granted under the 2015 Plan, may not exceed ten years, exercise prices may not be below 100-110% of fair market value, and vesting occurs over time periods set forth in written agreements with the recipients. In the event of a change in control, certain stock awards issued under the 2015 Plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expired in December 2025.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 2015 Plan to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

					Weighted
				Weighted	average
	Number of Options			average	remaining	Aggregate
	2015	Non	Total	exercise	life	intrinsic
	Plan	Plan		price	(in years)	value

Outstanding, as of December 31, 2023	454	472	926	$3,112.00	0.96	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(35)	—	(35)	936.00
Expired	(119)	(472)	(591)	3,805.10
Outstanding, as of December 31, 2024	300	—	300	$1,973.10	1.14	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(104)	—	(104)	2,822.40
Outstanding, as of December 31, 2025	196	—	196	$1,453.15	0.69	$0
Vested or expected to vest at December 31, 2025			—	$—	—	$0
Exercisable at December 31, 2025			—	$—	—	$0

The options outstanding and exercisable at December 31, 2025 were in the following exercise price ranges (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number of	exercise	remaining	Number	exercise
Range of exercise prices	shares	price	life (in years)	exercisable	price
$936.00 - 1,699.20	196	$1,453.15	0.69	196	$1,453.15

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $5.40, $17.10, and $30.00 as of December 31, 2025, 2024 and 2023, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2025, 2024 and 2023.

The weighted average fair value of options granted during the years ended December 31, 2025 and 2024 was $0 as no options were granted in either year. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0 as no options were exercised in either year. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $0 as no options vested in either year.

As of December 31, 2024, there was no future forfeiture adjusted compensation costs related to nonvested stock options.

NOTE O—INCOME TAXES

       For financial reporting purposes, the net pre-tax book loss for the United States and foreign entities, in the aggregate, was:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024

United States	$(6,179,476)	$(2,767,752)
Hong Kong	(74,045)	(222,901)
Nigeria	(164,518)	(223,426)
Spain	(723,407)	(1,109,611)
Portugal	-	-
Total	$(7,141,446)	$(4,323,690)

There was no provision for current federal, foreign or state taxes for both of the years ended December 31, 2025 and 2024 as a result of taxable losses incurred in these jurisdictions. The provision for income taxes (tax benefits) benefits consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Current
Federal and States	$-	$-
Foreign:
Subtotal	-	$-
Deferred:
Federal and States

Foreign	16,500	(22,998)
Subtotal	16,500	(22,998)

Provision for income tax expense (benefit)	$16,500	$(22,998)

    There were no payments made in relation to income taxes for the year ending December 31, 2025.

Significant components of deferred tax assets and liabilities are as follows at December 31, 2025 and 2024 :

	December 31,	December 31,
	2025	2024

Accrued compensation	$140,490	$154,457
Allowance for credit losses	20,626	20,513
Research and development expenses	724,038	1,261,601
Capital loss carry forward	114,885	114,251
Right-of-use operating lease assets	(5,979)	(16,346)
Operating lease liabilities	-	16,406
Stock-based compensation	54,258	34,299
Equipment and leasehold improvements	(1,951)	(6,268)
Impairment of investment	712,500	-
Intangible assets - Foreign	(89,000)	-
Allowance for credit losses - Foreign	72,500	-
Inventory reserve	589,271	781,213
Other	1,006	1,000
Tax credits	1,116,119	1,554,541
Net operating loss and research and credit carryforwards	11,686,140	11,824,622
Valuation allowance	(15,083,017)	(15,740,289)

Net deferred tax liability	$-	$-

The Company recorded a valuation allowance equal to its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2025 and 2024, the Company provided a valuation allowance on its net deferred tax assets of $15,083,017 and $15,740,289 respectively.

As of December 31, 2025, the Company has U.S. federal net operating loss carryforwards of approximately $53.3 million. Approximately $19.6 million are subject to expiration between 2026 and 2037, and $33.7 million net operating loss carryforwards have no expiration date. These net operating loss carryforwards could be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. In addition, the Company has net operating loss carry forwards from various states of approximately $12.5 million which expire from 2026 through 2045.

A reconciliation of the effective tax rate on loss from operations and the US federal statutory rate is presented below for the years ended December 31, 2025 and 2024.

	Year ended
	December 31,
	2025

Federal statutory income tax rate	$(1,673,013)	21%
State taxes, net of federal benefit	-	-
Permanent differences
Amortization of intangible assets	33,242	(0.7)
Restricted Stock units	26,334	(0.6)
Others	2,918	(0.1)
Expiration of net operating loss and research credit carryforwards	1,848,627	(40.5)

Foreign rate differential - all	187,823	(4.1)

True ups and other	175,955	(3.9)
Valuation allowance	(585,386)	28.5
	-
Effective tax rate	$16,500	(0.4)%

The rate reconciliation above has been adjusted to be presented in compliance with the guidance under ASU 2023-09. The Company has adopted this guidance on a prospective basis.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following is a reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate.

Year ended
December 31,
2024

Federal statutory income tax rate	21%
State taxes, net of federal benefit	0.82
Permanent differences	(1.84)
Expiration of net operating loss and research credit carryforwards	(46.14)
Foreign rate differential	(7.23)
Rate change	(0.41)
Other	0.14
Valuation allowance	33.98

Effective tax rate	0.32%

On July 4, 2025, the One Big Beautiful Bill was enacted ("OBBBA"), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures ("R&E") which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions. In accordance with ASC 740, the Company recognized the effects of the OBBBA in the period that included the enactment date. The Company continues to evaluate the ongoing effects of the OBBBA, including the interaction of the enacted provisions with its existing tax attributes and elections.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not filed its required returns for fiscal 2024 as of the date of this report. Management believes that when the returns are filed, the taxes that will be owed will not be material due to the losses incurred during the year. The Company is currently working on the filings and expects to file these returns in April 2026.  The Company estimates that the potential penalties for non-filing will be minimal due to the losses incurred. The periods from 2021 through 2025 remain open to examination by the IRS and state jurisdictions.

The Company's subsidiary in Nigeria has not filed its required returns since inception. Management believes that when the returns are filed, no taxes will be owed due to the losses incurred during those periods. The Company is not subject to minimum tax during the first four years of operations. As a result, management could not calculate the amount of net operating loss carryforwards that are available to offset future taxable income. Potential penalties for non-filing are estimated to  be minimal due to the losses.  The Company expects to be current by December 31, 2026.

The Company's subsidiary in Hong Kong has not filed its required returns in several years. Management believes that when the returns are filed, no taxes will be owed due to losses incurred during those periods. As a result, management could not calculate the amount of net operating loss carryforwards are available to offset future taxable income.  Potential penalties for non-filing are expected to be minimal due to the losses.  The Company expects to be current in 2026.

The Company's subsidiary in Portugal has not filed its required returns since inceptions. Management believes that when the returns are filed, no taxes will be owed due to losses incurred during those periods. As a result, management could not calculate the amount of net operating loss carryforwards are available to offset future taxable income.  We estimate that the potential penalties for non-filing will be minimal due to the losses.  The Company will be working on the filings during 2026.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended  December 31, 2025 and 2024.

NOTE P—SAVINGS PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no matching contributions during the years ended December 31, 2025 and 2024.  The plan passed its 2024 annual non-discrimination test and expects to pass the 2025 annual non-discrimination test.

NOTE Q—EARNINGS PER SHARE (EPS)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026):

:

	Years ended December 31,
	2025	2024

Stock options	196	300
Warrants	664,750	277,049
Total	664,946	277,349

NOTE R—SEGMENTS

        The Company operates as one operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM used consolidated revenues, gross profit and loss before provision for income taxes to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the need to allocate its budget to operating expenses and invest in additional equipment. The segment assets are equal to the assets presented in the consolidated balance sheets.

        The significant expenses that are regularly provided to the CODM are disclosed in the consolidated statements of operations as a part of the condensed consolidated net loss. See the consolidated financial statements for all financial information regarding the Company’s operating segment.

        See Note B for the Company’s revenues by geographic region.

       The Company’s long-lived tangible assets are recognized on the Consolidated Balance Sheet are located in New Hampshire and Hong Kong. The Company’s operating lease right-of use assets recognized on the Consolidated Balance Sheet are located in Minnesota

NOTE S—SUBSEQUENT EVENTS

       On February 17, 2026, 250 shares of restricted common stock were forfeited by an employee who left the Company before the lapse of the restriction period applicable to such shares (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

On March 19, 2026, the Company issued 250 shares of restricted stock to a new employee which vest over three-years (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

The forgoing issuances of common stock after December 31, 2025 total 250 shares representing a 0% increase in the Company's outstanding shares of common stock since December 31, 2025, including forfeitures (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026.

On April 20, 2026, the Company held a Special Meeting of stockholders at which our stockholders approved a reverse split of our outstanding shares of common stock.  After the Special Meeting, the Board set the reverse stock split ratio at 1-for-10, and on April 28, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the reverse stock split which  became effective at 5:00 p.m., Eastern Time, on April 29, 2026. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis on April 30, 2026 under a new CUSIP number, 09060C606 (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

On May 6, 2026, the Company received notice from the Nasdaq Capital Market that the Company’s common stock would be suspended from trading on the Nasdaq Capital Market at the opening of business on May 13, 2026 due to the Company’s failure to regain compliance with the $1.00 minimum bid requirement and failure to timely file its periodic reports with the SEC  The Company has scheduled an appeal of such determination to Nasdaq’s Hearings Panel and a hearing has been scheduled for June 16, 2026. Effective with the opening of trading on May 13, 2026, the Company’s common stock has been traded on OTC Markets.

On June 5, 2026, the Company received notice from the Nasdaq Stock Market stating that the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 with the SEC as required by applicable Nasdaq Listing Rules, that this served as an additional basis for delisting the Company’s common stock from the Nasdaq Capital Market, and would be considered in determining the Company’s continued listing on the Nasdaq Capital Market.

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

3.10	Certificate of Amendment to Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

3.11	Certificate of Amendment to Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on April 29, 2026)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2, File No. 333-16451)

4.2	Common Stock Purchase Warrant dated May 6, 2020 (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed with the SEC on June 8, 2020)

4.3	Common Stock Purchase Warrant dated June 29, 2020 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on July 1, 2020)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.9 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on October 26, 2023)

4.8	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on October 26, 2023)

4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the SEC on December 21, 2023)

4.11	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 16, 2024)

4.12	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 16, 2024)

4.13	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 16, 2025)

4.14	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 16, 2025)

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

10.19***	BIO-key International, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on May 4, 2021)

10.20***	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on May 4, 2021)

10.21	Management Services Agreement dated March 8, 2022 by and among Swivel Aman-FZCO, Swivel Secure Europe, SA, and Alex Rocha (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.22	Option Agreement dated March 8, 2022 by and between the Company and Alex Rocha (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.23	Distribution Agreement dated October 23, 2020 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.24	Deed of Variation dated January 26, 2022 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.25	Securities Purchase Agreement dated December 22, 2022 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.26	Common Stock Purchase Warrant, dated December 22, 2022 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.27	$2,200,000 Senior Secured Promissory Note, dated December 22, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

10.29***	BIO-key International, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

10.30	Securities Purchase Agreement, dated as of December 20, 2023, by and between BIO-key International, Inc. and Dillon Hill Investment Company LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

10.31	Note Purchase Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.32	$2,360,000 Secured Promissory Note dated June 24, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.33	Security Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.34	Intellectual Property Security Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.35	Guaranty dated June 24, 2024 by and between Pistol Star, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 28, 2024)

10.36	Form of Warrant Exercise Agreement, dated September 12, 2024, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2024)

10.37	Securities Purchase Agreement dated November 27, 2024, by and among BIO-key International, Inc., Fiber Food Systems, Inc. and Boumarang Inc. (incorporated by refence to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2024)

10.38	Form of Warrant Exercise Agreement, dated January 15, 2025, by and between BIO-key International, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2025)

10.39	Exchange Agreement, dated January 15, 2025, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2025)

10.40	Exchange Agreement, dated January 15, 2025, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 16, 2025)

10.41	Amendment No. 1 to the BIO-key International, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2025)

10.42	Amendment No. 1 to the BIO-key International, Inc. 2021 Employe Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2025)

10.43

Note Purchase Agreement dated September 30, 2025 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2025)

10.44	$1,130,000 Secured Promissory Note dated September 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 3, 2025)

10.45

Security Agreement dated September 30, 2025 by and between the Company and Streeterville Capital, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 3, 2025)

10.46

Intellectual Property Security Agreement dated September 30, 2025 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 3, 2025)

10.47

Guaranty dated September 30, 2025 by and between Pistol Star, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 3, 2025)

10.48

Form of Warrant Exercise Agreement, dated October 27, 2025, by and between BIO-key International, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 30, 2025)

10.49

Exchange Agreement, dated October 27, 2025, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 30, 2025)

10.50

Exchange Agreement, dated October 27, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 30, 2025)

10.51	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 30, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 23, 2025)

21.1*	List of subsidiaries of BIO-key International, Inc.

23.1*	Consent of Bush and Associates CPA
24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy dated October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 23, 2025)

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

BIO-KEY INTERNATIONAL, INC.

Date: June 12, 2026	By:	/s/ MICHAEL W. DEPASQUALE
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

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2026
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2026
Cecilia Welch

/s/ROBERT J. MICHEL	Director	June 12, 2026
Robert J. Michel

/s/ WONG KWOK FONG	Director	June 12, 2026
Wong Kwok Fong

/s/ CAMERON WILLIAMS	Director	June 12, 2026
Cameron Williams

/s/ EMMANUEL ALIA	Director	June 12, 2026
Emmanuel Alia