Form 10-K/A
period 2025-12-31
BIO KEY INTERNATIONAL INC
filed 2026-06-15
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of BIO-key International, Inc. (the “Company”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission on June 12, 2026, is being filed solely to replace the Report of Independent Registered Public Accounting Firm and the Consent of Independent Registered Public Accounting Firm. For ease of reference the Company is refiling the Annual Report on Form 10-K in its entirety. The Company is also including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

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

None.

FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BIO-Key International, Inc.

101 Crawfords Corner Road,

Suite 4116,

Holmdel, NJ 07753.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bio-Key International, Inc. (the “Company”) as of December 31, 2025 and 2024 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note A of the financial statements, the Company has suffered net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined the following critical audit matter

Description of the Matter: Impairment Assessment of Investment in BOUMARANG Inc.

The Company holds an equity investment of $5 million in BOUMARANG Inc. that is accounted for at cost. During 2025, management evaluated whether indicators of impairment existed and whether the carrying value of the investment remained recoverable. BOUMARANG Inc. is a development-stage company that has not generated revenue since inception and has incurred recurring operating losses. This matter involved especially challenging due to the significant estimation uncertainty associated with evaluating the recoverability of the investment, including the assessment of future revenue projections, expected commercialization of products and services, The absence of historical revenue and the reliance on projected operating results increased the degree of judgment required in evaluating management's impairment assessment. The Company determined to record a 50% impairment of its investment in Boumarang’s Shares which resulted in a material charge for impairment of $2.5 million under U.S. generally accepted accounting principles.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures performed to address this matter included obtaining and evaluating management's impairment assessment; reviewing the investee's audited financial statements, operating results, liquidity position, and business plans; evaluating the independent valuation report obtained by management; assessing the reasonableness of significant assumptions used in the valuation analysis, including projected revenues, assessing whether the continued absence of revenue generation and recurring losses represented indicators of impairment.

Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

June 12, 2026

PCAOB ID Number 6797

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