Form 10-Q
period 2026-03-31
BIO KEY INTERNATIONAL INC
filed 2026-06-22
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of June 19, 2026, is 1,085,360 (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,247,984	$2,694,663
Accounts receivable, net	1,573,454	1,220,822
Inventory	338,397	370,879
Prepaid expenses and other	326,043	251,323
Total current assets	4,485,878	4,537,687
Equipment and leasehold improvements, net	53,035	67,751
Capitalized contract costs, net	294,415	311,591
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	41,383	47,953
Investments	2,500,000	2,500,000
Intangible assets, net	774,318	830,357
Total non-current assets	3,671,127	3,765,628
TOTAL ASSETS	$8,157,005	$8,303,315

LIABILITIES
Accounts payable	$514,197	$507,357
Accrued liabilities	1,127,099	1,333,930
Note payable	651,935	604,102
Government loan – BBVA Bank, current portion	12,351	50,530
Deferred revenue, current	855,276	572,513
Operating lease liabilities, current portion	29,501	27,728
Total current liabilities	3,190,359	3,096,160
Deferred revenue, long term	45,225	62,584
Deferred tax liability	16,500	16,500
Operating lease liabilities, net of current portion	12,908	21,266
Total non-current liabilities	74,633	100,350
TOTAL LIABILITIES	3,264,992	3,196,510

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 1,085,360 of $.0001 par value at March 31, 2026 and December 31, 2025, respectively	109	109
Additional paid-in capital	141,538,485	141,497,741
Accumulated other comprehensive income	24,304	74,803
Accumulated deficit	(136,670,885)	(136,465,848)
TOTAL STOCKHOLDERS’ EQUITY	4,892,013	5,106,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,157,005	$8,303,315

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Services	$248,384	$272,598
License fees	1,365,893	1,098,758
Hardware	531,256	235,803
Total revenues	2,145,533	1,607,159
Costs and other expenses
Cost of services	78,498	98,144
Cost of license fees	73,234	72,885
Cost of hardware	323,538	108,469
Cost of hardware - reserve	(98,970)	-
Total costs and other expenses	376,300	279,498
Gross profit	1,769,233	1,327,661

Operating expenses
Selling, general and administrative	1,310,066	1,372,524
Research, development and engineering	616,880	595,775
Total operating expenses	1,926,946	1,968,299
Operating loss	(157,713)	(640,638)
Other income (expense)
Interest income	675	3
Loan fee amortization	(20,833)	(60,000)
Interest expense	(27,166)	(35,910)
Total other income (expense), net	(47,324)	(95,907)

Loss before provision for income taxes (tax benefits)	(205,037)	(736,545)

Provision for income taxes (tax benefits)	-	-

Net loss	$(205,037)	$(736,545)

Comprehensive loss:
Net loss	$(205,037)	$(736,545)
Other comprehensive income (loss) – foreign currency translation adjustment	(50,499)	6,803
Comprehensive loss	$(255,536)	$(729,742)

Basic and diluted loss per common share	$(0.20)	$(1.57)

Weighted average common shares outstanding:
Basic and diluted	1,035,147	470,242

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of January 1, 2026	1,085,360	$109	$141,497,741	$74,803	$(136,465,848)	$5,106,805
Issuance of restricted stock to employees	250	-	-	-	-	-
Restricted stock forfeited	(250)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(50,499)	-	(50,499)
Share-based compensation	-	-	40,744	-	-	40,744
Net loss	-	-	-	-	(205,037)	(205,037)
Balance as of March 31, 2026	1,085,360	$109	$141,538,485	$24,304	$(136,670,885)	$4,892,013

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of January 1, 2025	371,696	$37	$133,030,607	$49,290	$(129,307,902)	$3,772,032
Issuance of common stock for directors’ fees	891	1	9,001	-	-	9,002
Issuance of restricted stock to employees	250	-	-	-	-	-
Issuance of common stock for repayment of debt	50,461	5	858,995	-	-	859,000
Restricted stock forfeited	(757)	-	-	-	-	-
Exercise of warrants	159,011	15	3,813,041	-	-	3,813,056
Foreign currency translation adjustment	-	-	-	6,803	-	6,803
Share-based compensation	-	-	52,488	-	-	52,488
Issuance costs	-	-	(248,783)	-	-	(248,783)
Net loss	-	-	-	-	(736,545)	(736,545)
Balance as of March 31, 2025	581,552	$58	$137,515,349	$56,093	$(130,044,447)	$7,527,053

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(205,037)	$(736,545)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	14,716	21,782
Amortization of intangible assets	56,039	76,245
Amortization of capitalized contract costs	40,000	46,545
Amortization of note payable	20,833	60,000
Interest payable on note	27,000	35,173
Reserve for inventory	(98,970)	-
Operating leases right-of-use assets	6,570	6,230
Share and warrant-based compensation for employees and consultants	40,744	52,488
Stock based directors’ fees	-	9,002
Bad debts	-	15,000
Change in operating assets and liabilities:
Accounts receivable	(352,632)	(85,048)
Due from factor	-	33,720
Capitalized contract costs	(22,824)	(12,824)
Inventory	131,452	20,465
Prepaid expenses and other	(74,720)	24,363
Accounts payable	2,074	(259,571)
Accrued liabilities	(206,831)	(236,321)
Deferred revenue	265,404	95,718
Operating lease liabilities	(1,819)	(1,734)
Net cash used in operating activities	(358,001)	(835,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,570)
Net cash used in investing activities	-	(4,570)
CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs	-	(248,783)
Proceeds for exercise of warrants	-	3,813,057
Repayment of government loan	(38,179)	(35,047)
Net cash used in financing activities	(38,179)	3,529,227

Effect of exchange rate changes	(50,499)	6,803

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(446,679)	2,696,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,694,663	437,604
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,247,984	$3,133,752

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025

Cash paid for:
Interest	$675	$737

Noncash investing and financing activities
Issuance of stock for repayment of debt	$-	$859,000

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key and include all normal and recurring adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial statements and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year ending  December 31, 2026. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, filed with the SEC on June 15, 2026 from which the accompanying condensed consolidated balance sheet dated December 31, 2025 was derived.

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

Recently Adopted Accounting Pronouncements

Reverse Stock Split

All references to issued and outstanding shares for all periods reflect the 1-for-10 reverse stock split, which was effective April 30, 2026.  As a result, all share amounts for all periods, including the number of shares underlying warrants, options, and other convertible securities, and all exercise prices applicable to such warrants, options and convertible securities have been adjusted retrospectively to reflect the 1-for-10 reverse stock split.

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

.

.

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

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to increase its revenue and meet its financing requirements on a continuing basis and become profitable in its future operations. The Company has lowered expenses through decreasing spending in marketing, and research and development. In order to mitigate the losses and improve cash flow, the Company is working on the following initiatives. The EMESA subsidiary is now only selling BIO-key and PortalGuard solutions that do not carry the previous license fee of 50% cost of sales and the inventory purchased for projects in Nigeria, which have been delayed in deployment, are being sold into other markets to generate additional cash. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month periods ended March 31, 2026 and March 31, 2025:

	North				March 31,
	America	Africa	EMESA*	Asia	2026

Services	$190,543	$57,174	$667	$-	$248,384
License fees	239,675	866,930	259,288	-	1,365,893
Hardware	15,125	-	493,871	22,260	531,256
Total Revenues	$445,343	$924,104	$753,826	$22,260	$2,145,533

	North				March 31,
	America	Africa	EMESA*	Asia	2025

Services	$205,843	$64,152	$142	$2,461	$272,598
License fees	354,584	525,093	219,081	-	1,098,758
Hardware	17,852	-	188,911	29,040	235,803
Total Revenues	$578,279	$589,245	$408,134	$31,501	$1,607,159

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At March 31, 2026 and December 31, 2025, amounts in deferred revenue were approximately $900,500 and $635,100, respectively. Revenue recognized during the three months ended March 31, 2026 from amounts included in deferred revenue as of December 31, 2025 was approximately $193,000. Revenue recognized during the three months ended March 31, 2025 from amounts included in deferred revenue at December 31, 2024 was approximately $200,000.

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

Accounts receivable at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025

Accounts receivable	$1,956,707	$1,604,075
Allowance for credit losses	(383,253)	(383,253)
Accounts receivable, net of allowances for credit losses	$1,573,454	$1,220,822

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

Selling, general and administrative	$33,014	$44,831
Research, development and engineering	7,730	7,657
	$40,744	$52,488

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and slow-moving inventory elsewhere. The Company has been selling these units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Finished goods	$3,446,232	$2,880,593
Fabricated assemblies	53,290	750,381
Reserve on finished goods	(3,161,125)	(3,260,095)
Total inventory	$338,397	$370,879

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

The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms  to be negotiated by the parties. The purchase agreement contains a standstill which prohibits the Company, Fiber Food, Boomerang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party.  In April of 2025, Boumarange acquired all intellectual property rights to the Wavedrone platform from Shore House IVF, a technology developer based in the Faroe Islands, for $3.5 million acquisition which was executed entirely in Boumarang common stock.

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

ASC 321-10-35 requires annual impairment testing for equity securities without readily determinable fair values.  As of  December 31, 2025, management recorded a 50% impairment of the Boumarang shares. The Company did not increase the impairment as of March 31, 2026.

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2026, the Company was not a party to any pending lawsuits.

9.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2026 and 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	March 31,	March 31,
	2026	2025

Lease cost
Total lease cost	$7,258	$6,979

	March 31,	December 31,
Balance sheet information	2026	2025
Operating right-of-use assets	$41,383	$47,953

Operating lease liabilities, current portion	$29,501	$27,728
Operating lease liabilities, non-current portion	12,908	21,266
Total operating lease liabilities	$42,409	$48,994

Weighted average remaining lease term (in years) – operating leases	1.42	1.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2026 and 2025:	$12,243	$11,964

Maturities of operating lease liabilities were as follows as of March 31, 2026:

2026 (9 months remaining)	$29,501
2027	14,985
Total future lease payments	$44,486
Less: imputed interest	(2,077)
Total	$42,409

10.	NOTES PAYABLE

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

The principal amount of the 2024 Note was due 18 months following the date of issuance. Interest under the 2024 Note accrued at a rate of nine percent (9%) per annum. All repayments of principal due under the 2024 Note were subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the 2024 Note (the “Redemption Start Date”), Lender had the right to redeem up to $270,000 of principal amount under the 2024 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company.

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

The principal amount of the 2025 Note is due 18 months following the date of issuance. Interest under the 2025 Note accrues at a rate of nine percent (9%) per annum. All repayments of principal due under the 2025 Note will be subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the 2025 Note (the “Redemption Start Date”), Lender shall have the right to redeem up to $135,000 of principal amount under the 2025 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company. At the end of each month following the Redemption Start Date, if the Company has not reduced the outstanding balance under the 2025 Note by at least $135,000, then by the fifth (5th) day of the following month, the Company must either pay to Lender the difference between $135,000 and the amount, if any, redeemed in such month plus the Exit Fee, or the outstanding balance due under the Note will automatically increase by one percent (1%). As of March 31, 2026, there have been no redemptions by the Lender.

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

In connection with the October 27, 2025 warrant exercise agreement (see Note 12 Stockholders' Equity), the Company prepaid approximately $455,000 of the amount due under the 2025 Note. At March 31, 2026, the principal balance due for the 2025 Note was $651,935.

11.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026)   during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of preferred stock.

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution:

	Three Months ended
	March 31,
	2026	2025

Stock options	65	186
Warrants	661,637	424,092
Total	661,702	424,278

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the three-month periods ended March 31, 2026, and 2025, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), 4,384 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Company may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On August 8, 2025, at the Company’s Annual Stockholders Meeting (“Annual Meeting”), a proposal was approved to amend the plan to reserve an additional 70,000 shares of common stock. There were no shares issued during the three-month periods ended March 31, 2026 and 2025.

Issuances of Restricted Stock

Restricted stock consists of shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026)  that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. Nonvested stock is expensed ratably over the term of the restriction period.

During the three-month periods ended March 31, 2026 and 2025, the Company issued 250 and 250 shares of restricted common stock, respectively, to certain employees. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $1,600 and $2,525, respectively.

During the three-month periods ended March 31, 2026 and 2025, 250 and 757 shares of restricted common stock were forfeited, respectively.

Share based compensation for the three-month periods ended March 31, 2026 and 2025, was $40,744 and $52,488, respectively.

Issuances to Directors

During the three-month periods ended March 31, 2026, and 2025, the Company issued 0 and 891 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026)  to its directors in lieu of payment of board and committee fees valued at $0 and $9,002, respectively.

Employees’ exercise options

During the three-month periods ended March 31, 2026 and 2025, no employee stock options were exercised.

Warrants

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

On January 15, 2025, the Company entered into a warrant exercise agreement (the "January Warrant Exercise Agreement") with the Investor to exercise certain outstanding warrants to purchase an aggregate of 206,111 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026)  at an exercise price of $18.50 per share which were originally issued to the Investor on September 13, 2024 (the "Existing Warrants"). In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the existing warrants, the Investor received new unregistered warrants which were amended and exercised in full pursuant to the Warrant Exercise Agreement which is more fully described in the preceding paragraph.. The Company realized gross proceeds under the January Warrant Exercise Agreement of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses. Net proceeds were used for working capital and general corporate purposes, including repayment of a portion of the 2024 Note.

On September 12, 2024, the Company entered into a Warrant Exercise Agreement ("Inducement Agreement") with the Investor for the immediate exercise of certain outstanding warrants that the Company issued on October 30, 2023. Pursuant to the Inducement Agreement, the Investor agreed to exercise outstanding warrants to purchase an aggregate of 103,056 shares of the Company's common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) at an amended exercise price of $18.50. The gross proceeds from the exercise of the warrants were approximately $1.9 million, prior to deducting placement agent fees and estimated offering expenses. In consideration for the immediate exercise of these warrants, the Company issued new unregistered warrants which were amended and exercised in full pursuant to the January Warrant Exercise Agreement which is more fully described in the preceding paragraph.

Exchange Agreements

During the three-month period ended March 31, 2025, exchange agreements in the aggregate principal and interest amount of $859,000 were exchanged for 50,462 shares of common stock as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026. (See Note 10 Note Payable).

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

During each of the three-month periods ended March 31, 2026, and 2025, two customers accounted for 66% and two customers accounted for 47% of the revenue, respectively.

Two customers accounted for 51% of current accounts receivable at March 31, 2026. At December 31, 2025, two customers accounted for 43% of total accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three months ended March 31, 2026 and 2025 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2026 and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the three months ended March 31, 2026, the Company did not record income taxes.

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

On April 20, 2026, the Company held a Special Meeting of stockholders at which out stockholders approved a reverse split of our outstanding shares of common stock.  After the Special Meeting, the Board set the reverse stock split ratio at 1-for-10, and on April 28, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the reverse stock split which  became effective at 5:00 p.m., Eastern Time, on April 29, 2026. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis on April 30, 2026 under a new CUSIP number, 09060C606 (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

On May 6, 2026, the Company received notice from the Nasdaq Capital Market that the Company’s common stock would be suspended from trading on the Nasdaq Capital Market at the opening of business on May 13, 2026 due to the Company’s failure to regain compliance with the $1.00 minimum bid requirement and failure to timely file its periodic reports with the SEC.  The Company scheduled an appeal of such determination to Nasdaq’s Hearings Panel and the hearing was  June 16, 2026 and the Company is awaiting the decision on the appeal. Effective with the opening of trading on May 13, 2026, the Company’s common stock has been traded on OTC Markets.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to migrate Swivel Secure customers to BIO-key and Portal Guard offerings; our ability to execute definitive agreements with Fiber Food Systems and/or its customers to utilize our access management solutions; our ability to integrate our solutions into any of Fiber Food System’s offerings; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; the impact of tariffs and other trade barriers which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of non-compliance with the Securities and Exchange Commission (“SEC”) and Nasdaq periodic reporting requirements; the commercial reputational and reputational risk and impact on the trading and liquidity of our common stock as a result as a result of the recent suspension of trading of our common stock on the Nasdaq Capital Market; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to maintain effective controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2025.

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

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2026 AS COMPARED TO March 31, 2025

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2026	2025
Revenues
Services	11%	17%
License fees	64%	68%
Hardware	25%	15%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	4%	6%
Cost of license fees	3%	5%
Cost of hardware	15%	7%
Cost of hardware - reserve	-4%	0%
Total Cost of Goods Sold	18%	17%
Gross profit	82%	83%

Operating expenses
Selling, general and administrative	61%	85%
Research, development and engineering	29%	37%
Total Operating Expenses	90%	122%
Operating loss	-8%	-39%

Other expense	-2%	-6%
Loss before provision for income tax	-10%	-45%
Provision for income tax	0%	0%
Net loss	-10%	-45%

Revenues and cost of goods sold

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

Revenues
Service	$248,384	$272,598	$(24,214)	-9%
License	1,365,893	1,098,758	267,135	24%
Hardware	531,256	235,803	295,453	125%
Total Revenue	$2,145,533	$1,607,159	$538,374	33%

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Cost of Goods Sold
Service	$78,498	$98,144	$(19,646)	-20%
License	73,234	72,885	349	0%
Hardware	323,538	108,469	215,069	198%
Hardware - reserve	(98,970)	-	(98,970)	100%
Total COGS	$376,300	$279,498	$96,802	35%

Revenues

For the three months ended March 31, 2026, and 2025, service revenues included approximately $229,000 and $265,000, respectively, of recurring maintenance and support revenue, and approximately $19,000 and $8,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $36,000 or 14% in 2026 which was due to the timing of renewals of service agreements. Non-recurring custom services increased $11,000 due to a small increase in customization. Overall, service revenues decreased to $248,384 as compared to $272,598 in the corresponding period in 2025.

For the three months ended March 31, 2026, license revenue increased $267,135 or 24% to $1,365,893 from $1,098,758 in the corresponding period in 2025 as several long-term customers expanded their license deployments in 2026.

For the three months ended March 31, 2026, hardware sales increased 125% to $531,256 from $235,803 in the corresponding period in 2025. The increase was due to a large deployment from one long-term customer, several customer deploys of fully reserved inventory in the 2026 period, and several long-term customers expanding their deployments of biometric cybersecurity solutions.

Costs and other expenses

For the three months ended March 31, 2026, cost of service decreased $19,646 or 20% to $78,498 from $98,114 in the three months ended March 31, 2025. For the three months ended March 31, 2026, license fees remained relatively flat increasing less than one percent to $73,234 from $72,885 in the three months ended March 31, 2025, For the three months ended March 31, 2026, hardware costs increased to net cost of $224,568 (after giving effect to the $98,970 reversal of the reserve for inventory) from $108,469 in the three months ended March 31, 2025, for a net increase of 100%, based on the increase in hardware revenue.

Selling, general and administrative

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

Selling, general and administrative	$1,310,066	$1,372,524	$(62,458)	-5%

Selling, general and administrative expenses for the three months ended March 31, 2026, decreased 5% from $1,372,524 in the corresponding period in 2025 to $1,310,066 in the current quarter.  The decreases included reductions in administration and professional services fees.

Research, development and engineering

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

Research, development, and engineering	$616,880	$595,775	$21,105	4%

For the three months ended March 31, 2026, research, development, and engineering costs increased 4% to $616,880 compared to $595,775 in the corresponding period in 2025. The increase consisted primarily of professional services and personnel costs.

Other income (expense)

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

Interest income	$675	$3	$672	22400%
Loan fee amortization	(20,833)	(60,000)	39,167	188%
Change in fair value of convertible note	-	-	-	100%
Interest expense	(27,166)	(35,910)	8,744	24%
Other income (expense)	$(47,324)	$(95,907)	$48,583	51%

Other income (expense) for the three months ended March 31, 2026 consisted of interest income of $675, interest expense of $27,166 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $20,833. Other income (expense) for the three months ended March 31, 2025 consisted of interest income of $3 and interest expense of $35,910 comprised of the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the three months ended March 31, 2026 was $358,001. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $107,000.

●	Net positive cash flows related to inventory, accounts payable and deferred revenue of approximately $399,000.

●	Negative cash flows related to changes in accounts receivable, capitalized contract costs, prepaid expenses, and accrued liabilities of approximately $657,000, due to working capital management.

Financing activities overview

Net cash used by financing activities during the three months ended March 31, 2026 was $38,179 of the government loan through the BBVA bank.

Investing activities overview

There was no cash used in investing activities during the three months ended March 31, 2026 .

Liquidity and Capital Resources

Since our inception, our capital needs have been met mainly through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our sources of liquidity during the previous two years:

On October 27, 2025, we entered into and closed a warrant exercise agreement with an existing institutional investor to exercise certain outstanding warrants to purchase an aggregate of 309,167 shares of common stock(as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).  The warrants were originally issued on January 15, 2025 and had an exercise price of $21.50 per share. In consideration for the immediate exercise of these warrants, we issued new unregistered warrants to purchase up to an aggregate of 618,334 shares of common stock at an exercise price of $10.20. We realized gross proceeds of approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses.

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

On January 15, 2025, we entered into a warrant exercise agreement with an existing investor to exercise certain outstanding warrants to purchase an aggregate of 206,112 shares of common stock, at an exercise price of $18.50 per share which were originally issued to the investor on September 12, 2024 (the "Existing Warrants"). In consideration for the exercise of the Existing Warrants, the investor received new warrants to purchase up to an aggregate of 309,167 shares of Common Stock ("New Warrants"). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $21.50 per share and will expire five years from the date of issuance. The gross proceeds to the Company were approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

On September 12, 2024, we entered into a warrant exercise agreement with an existing investor to exercise certain outstanding warrants to purchase an aggregate of 103,056 shares of common stock. The warrants were originally issued to the Investor on October 31, 2023 and had an original exercise price of $31.50 per share. In consideration for the immediate exercise of the warrants, we reduced the exercise price of the warrants to $18.50 per share and issued to the Investor unregistered Series A Warrants to purchase an aggregate of 103,056 shares of common stock and unregistered Series B Warrants to purchase an aggregate of 103,056 shares of common stock, each with an exercise price of $18.50 per share and issued additional warrants to purchase an aggregate of 206,112 shares of common stock, at an exercise price of $18.50 per share. The forgoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note was due eighteen months (18) following the date of issuance, accrued interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender had the right to redeem up to $270,000 of principal amount each month. In connection with the September 12, 2024 warrant exercise agreement described above, we prepaid approximately $762,600 of the amount due under the 2024 Note. As of the date of this report, the loan has been paid in full. For a more complete description of the 2024 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

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

Liquidity outlook

At March 31, 2026, our total cash and cash equivalents were $2,247,984, as compared to $2,694,663 at December 31, 2025.  At March 31, 2026, we had a working capital of approximately $1,296,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, warrants, and through factoring receivables. We currently require approximately $750,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $2.8 million of inventory (currently reserved) initially purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue and positive cash flow from operations or liquidation of existing inventory to fund current operations and execute our business plan, we will need to obtain additional third-party financing over the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any pending lawsuits.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Investors are encouraged to consider the risks described in our 2025 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

BIO-Key International, Inc.

Dated: June 22, 2026	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: June 22, 2026	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)