Form 10-Q
period 2026-06-30
BIO KEY INTERNATIONAL INC
filed 2026-08-13
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 11, 2026, is 1,436,344 (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,379,300	$2,694,663
Accounts receivable, net	1,731,509	1,220,822
Inventory	375,740	370,879
Prepaid expenses and other	320,086	251,323
Total current assets	3,806,635	4,537,687
Equipment and leasehold improvements, net	34,804	67,751
Capitalized contract costs, net	266,510	311,591
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	148,721	47,953
Investments	2,500,000	2,500,000
Intangible assets, net	718,430	830,357
Total non-current assets	3,676,441	3,765,628
TOTAL ASSETS	$7,483,076	$8,303,315

LIABILITIES
Accounts payable	$411,203	$507,357
Accrued liabilities	1,169,747	1,333,930
Note payable	699,769	604,102
Government loan – BBVA Bank, current portion	12,351	50,530
Deferred revenue, current	653,529	572,513
Operating lease liabilities, current portion	66,585	27,728
Total current liabilities	3,013,184	3,096,160
Deferred revenue, long term	35,367	62,584
Deferred tax liability	16,500	16,500
Operating lease liabilities, net of current portion	83,147	21,266
Total non-current liabilities	135,014	100,350
TOTAL LIABILITIES	3,148,198	3,196,510

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 1,087,360 of $.0001 par value at June 30, 2026 and 1,085,360 at December 31, 2025, respectively	109	109
Additional paid-in capital	141,588,797	141,497,741
Accumulated other comprehensive income	(6,291)	74,803
Accumulated deficit	(137,247,737)	(136,465,848)
TOTAL STOCKHOLDERS’ EQUITY	4,334,878	5,106,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,483,076	$8,303,315

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Services	$231,005	$321,996	$479,388	$594,594
License fees	1,229,345	806,087	2,595,238	1,904,845
Hardware	459,641	568,824	990,898	804,627
Total revenues	1,919,991	1,696,907	4,065,524	3,304,066
Costs and other expenses
Cost of services	79,716	118,301	158,214	216,445
Cost of license fees	74,972	86,488	148,206	159,373
Cost of hardware	794,313	536,806	1,117,851	645,275
Cost of hardware - reserve	(703,050)	(277,415)	(802,020)	(277,415)
Total costs and other expenses	245,951	464,180	622,251	743,678
Gross profit	1,674,040	1,232,727	3,443,273	2,560,388

Operating expenses
Selling, general and administrative	1,563,027	1,680,550	2,873,093	3,053,074
Research, development and engineering	640,418	636,027	1,257,299	1,231,802
Total operating expenses	2,203,445	2,316,577	4,130,392	4,284,876
Operating loss	(529,405)	(1,083,850)	(687,119)	(1,724,488)
Other income (expense)
Interest income	386	2,092	1,062	2,095
Loan fee amortization	(20,833)	(60,000)	(41,666)	(120,000)
Interest expense	(27,000)	(25,638)	(54,166)	(61,548)
Total other income (expense), net	(47,447)	(83,546)	(94,770)	(179,453)

Loss before provision for income tax	(576,852)	(1,167,396)	(781,889)	(1,903,941)

Provision for income taxes	-	-	-	-

Net loss	$(576,852)	$(1,167,396)	$(781,889)	$(1,903,941)

Comprehensive loss:
Net loss	$(576,852)	$(1,167,396)	$(781,889)	$(1,903,941)
Other comprehensive income (loss) – foreign currency translation adjustment	(30,595)	58,805	(81,094)	65,608
Comprehensive loss	$(607,447)	$(1,108,591)	$(862,983)	$(1,838,333)

Basic and diluted loss per common share	$(0.56)	$(2.01)	$(0.75)	$(3.61)

Weighted average common shares outstanding:
Basic and diluted	1,037,155	582,113	1,036,938	526,711

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2026	1,085,360	$109	$141,497,741	$74,803	$(136,465,848)	$5,106,805
Issuance of restricted stock to employees	250	-	-	-	-	-
Restricted stock forfeited	(250)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(50,499)	-	(50,499)
Share-based compensation	-	-	40,744	-	-	40,744
Net loss	-	-	-	-	(205,037)	(205,037)
Balance as of March 31, 2026	1,085,360	$109	$141,538,485	$24,304	$(136,670,885)	$4,892,013
Issuance of common stock for Employee Stock Purchase Plan	2,000	-	7,660	-	-	7,660
Share-based compensation for employee stock plan	-	-	1,565	-	-	1,565
Foreign currency translation adjustment	-	-	-	(30,595)	-	(30,595)
Share-based compensation	-	-	41,087	-	-	41,087
Net loss	-	-	-	-	(576,852)	(576,852)
Balance as of June 30, 2026	1,087,360	$109	$141,588,797	$(6,291)	$(137,247,737)	$4,334,878

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2025	371,696	$37	$133,030,607	$49,290	$(129,307,902)	$3,772,032
Issuance of common stock for directors’ fees	891	1	9,001	-	-	9,002
Issuance of restricted stock to employees	250	-	-	-	-	-
Issuance of common stock for repayment of debt	50,461	5	858,995	-	-	859,000
Restricted stock forfeited	(757)		-	-	-	-
Exercise of warrants	159,011	16	3,813,041	-	-	3,813,057
Foreign currency translation adjustment	-	-	-	6,803	-	6,803
Share-based compensation	-	-	52,488	-	-	52,488
Issuance costs	-	-	(248,783)	-	-	(248,783)
Net loss	-	-	-	-	(736,545)	(736,545)
Balance as of March 31, 2025	581,552	$59	$137,515,349	$56,093	$(130,044,447)	$7,527,054
Issuance of common stock for directors’ fees	1,422	-	11,002	-	-	11,002
Issuance of restricted stock to employees	6,800	-	-	-	-	-
Issuance of common stock for repayment of debt	49,844	5	399,995	-	-	400,000
Restricted stock forfeited	(1,818)	-	-	-	-	-
Issuance of common stock for Employee Stock Purchase Plan	125	-	876	-	-	876
Share-based compensation for Employee Stock Purchase Plan	-	-	205	-	-	205
Foreign currency translation adjustment	-	-	-	58,805	-	58,805
Exercise of warrants	47,100	5	(5)	-	-	-
Share-based compensation	-	-	21,632	-	-	21,632
Net loss	-	-	-	-	(1,167,396)	(1,167,396)
Balance as of June 30, 2025	685,025	$69	$137,949,054	$114,898	$(131,211,843)	$6,852,178

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(781,889)	$(1,903,941)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	32,947	43,748
Amortization of intangible assets	111,927	154,738
Amortization of capitalized contract costs	78,185	91,766
Amortization of note payable	41,666	120,000
Interest payable on note	54,000	60,175
Reserve for inventory	(802,020)	-
Operating leases right-of-use assets	18,874	12,543
Share and warrant-based compensation for employees and consultants	83,396	74,325
Stock based directors’ fees	-	20,004
Bad debts	-	15,000
Change in assets and liabilities:
Accounts receivable	(285,060)	(15,305)
Allowance for credit losses	(225,627)	(250,000)
Due from factor	-	(80,599)
Capitalized contract costs	(33,104)	(49,465)
Inventory	797,159	59,769
Prepaid expenses and other	(68,763)	(24,397)
Accounts payable	(96,153)	71,322
Accrued liabilities	(164,183)	(107,843)
Deferred revenue	53,799	619
Operating lease liabilities	(18,904)	(7,783)
Net cash used in operating activities	(1,203,750)	(1,715,324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(6,048)
Net cash provided by (used in) investing activities	-	(6,048)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-
Offering costs	-	(248,783)
Proceeds for exercise of warrants	-	3,813,057
Receipt of cash from employee stock purchase plan	7,660	876
Repayment of government loan	(38,179)	(71,645)
Net cash provided by (used in) financing activities	(30,519)	3,493,505

Effect of exchange rate changes	(81,094)	65,608

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,315,363)	1,837,741
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,694,663	437,604
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,379,300	$2,275,345

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025

Cash paid for:
Interest	$1,062	$1,372

Noncash investing and financing activities
Additions for operating lease right-of-use assets	$119,642	$-
Issuance of stock for repayment of debt	$-	$1,259,000

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

The functional currency of BIO-key Hong Kong is the HKD (Hong Kong dollar). Under ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. An adjustment will be made for the current value of our bank account in HKD currency if the amount materially changes.

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

In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The standard provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The practical expedient assumes that conditions as of the balance sheet date do not change for the remaining life of the accounts receivable and contract assets when forecasting estimated credit losses. An entity is required to disclose whether it has applied the practical expedient. The guidance is effective for interim and annual periods beginning after December 15, 2025, and should be applied prospectively. We adopted this guidance as of January 1, 2026 and elected the practical expedient as described in ASU 2025-05. The impact of adopting this new guidance on our consolidated financial statements is not material.

Management does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

In accordance with ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40)", the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month periods ended June 30, 2026 and June 30, 2025:

	North				June 30,
	America	Africa	EMESA*	Asia	2026

Services	$184,597	$44,408	$2,000	$-	$231,005
License fees	243,370	-	985,975	-	1,229,345
Hardware	96,818	-	47,824	314,999	459,641
Total Revenues	$524,785	$44,408	$1,035,799	$314,999	$1,919,991

	North				June 30,
	America	Africa	EMESA*	Asia	2025

Services	$220,138	$63,482	$37,743	$633	$321,996
License fees	344,674	-	461,413	-	806,087
Hardware	50,443	-	470,281	48,100	568,824
Total Revenues	$615,255	$63,482	$969,437	$48,733	$1,696,907

	North				June 30,
	America	Africa	EMESA*	Asia	2026

Services	$375,140	$101,581	$2,667	$-	$479,388
License fees	483,045	866,930	1,245,263	-	2,595,238
Hardware	111,943	-	541,695	337,260	990,898
Total Revenues	$970,128	$968,511	$1,789,625	$337,260	$4,065,524

	North				June 30,
	America	Africa	EMESA*	Asia	2025

Services	$425,981	$127,634	$37,885	$3,094	$594,594
License fees	699,258	525,093	680,494	-	1,904,845
Hardware	68,295	-	659,192	77,140	804,627
Total Revenues	$1,193,534	$652,727	$1,377,571	$80,234	$3,304,066

*EMESA – Europe, Middle East, South Americ

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At June 30, 2026 and December 31, 2025, amounts in deferred revenue were approximately $688,900 and $635,100, respectively. Revenue recognized during the three and six months ended June 30, 2026 from amounts included in deferred revenue as of December 31, 2025 was approximately $117,000 and $310,000. Revenue recognized during the three and six months ended June 30, 2025 from amounts included in deferred revenue at December 31, 2024 was approximately $122,000 and 321,000, respectively.

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

Accounts receivable at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025

Accounts receivable	$1,889,136	$1,604,075
Allowance for credit losses	(157,627)	(383,253)
Accounts receivable, net of allowances for credit losses	$1,731,509	$1,220,822

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2026	2025

Selling, general and administrative	$34,978	$17,783
Research, development and engineering	7,674	4,054
	$42,652	$21,837

	Six Months Ended June 30,
	2026	2025

Selling, general and administrative	$67,992	$61,111
Research, development and engineering	15,404	13,214
	$83,396	$74,325

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and slow-moving inventory elsewhere. The Company has been selling these units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Finished goods	$2,781,842	$2,880,593
Fabricated assemblies	51,973	750,381
Reserve on finished goods	(2,458,075)	(3,260,095)
Total inventory	$375,740	$370,879

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

The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms  to be negotiated by the parties. The purchase agreement contains a standstill which prohibits the Company, Fiber Food, Boomarang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the forgoing, or acquiring any debt or equity securities of any other party.  In April of 2025, Boumarang acquired all intellectual property rights to the Wavedrone platform from Shore House IVF, a technology developer based in the Faroe Islands, for $3.5 million acquisition which was executed entirely in Boumarang common stock.

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

ASC 321-10-35 requires annual impairment testing for equity securities without readily determinable fair values.  As of  December 31, 2025, management recorded a 50% impairment of the Boumarang shares. The Company did not increase the impairment as of June 30, 2026.

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2026, the Company was not a party to any pending lawsuits.

9.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2026 and 2027. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	June 30,	June 30,
	2026	2025

Lease cost
Total lease cost	$14,547	$6,979

	6 Months ended	6 Months ended
	June 30,	June 30,
	2026	2025

Lease cost
Total lease cost	$21,805	$13,958

	June 30,	December 31,
Balance sheet information	2026	2025
Operating right-of-use assets	$148,721	$47,953

Operating lease liabilities, current portion	$66,585	$27,728
Operating lease liabilities, non-current portion	83,147	21,266
Total operating lease liabilities	$149,732	$48,994

Weighted average remaining lease term (in years) – operating leases	2.24	1.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2026 and 2025:	$30,145	$11,964

Maturities of operating lease liabilities were as follows as of June 30, 2026:

2026 (6 months remaining)	$36,617
2027	66,209
2028	43,732
2029	14,577
Total future lease payments	$161,135
Less: imputed interest	(11,403)
Total	$149,732

10.	NOTES PAYABLE

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

The principal amount of the 2025 Note is due 18 months following the date of issuance. Interest under the 2025 Note accrues at a rate of nine percent (9%) per annum. All repayments of principal due under the 2025 Note will be subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the 2025 Note (the “Redemption Start Date”), Lender shall have the right to redeem up to $135,000 of principal amount under the 2025 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company. At the end of each month following the Redemption Start Date, if the Company has not reduced the outstanding balance under the 2025 Note by at least $135,000, then by the fifth (5th) day of the following month, the Company must either pay to Lender the difference between $135,000 and the amount, if any, redeemed in such month plus the Exit Fee, or the outstanding balance due under the Note will automatically increase by one percent (1%). As of June 30, 2026, there have been no redemptions by the Lender.

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

In connection with the October 27, 2025 warrant exercise agreement (see Note 12 Stockholders' Equity), the Company prepaid approximately $455,000 of the amount due under the 2025 Note. At June 30, 2026, the balance due for the 2025 Note was $699,769. which reduced the balance due under the 2025 Note to $349,769.

On July 28, 2026 and  August 10, 2026 the Company entered into two separate Exchange Agreements with the Lender.  See Note 17.

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

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares, and they were also excluded from diluted earnings per share due to anti-dilution:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Stock options	65	186	65	186
Warrants	661,637	374,596	661,637	374,596
Total	661,702	374,782	661,702	374,782

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the six-month periods ended June 30, 2026, and 2025, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan and on August 8, 2025, the stockholders approved the amendment to the plan to reserve an additional 70,000 shares of common Stock. Under the terms of this plan (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), and as amended, 69,251 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Company may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. There were 2,000 and 125 shares issued during the three-month periods ended June 30, 2026 and 2025, respectively. The issuance of the shares resulted in share-based expense of $1,565 and $205, and cash returned to the company of $7,600 and $876 for the three-month periods ended June 30, 2026 and 2025, respectively.

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

During the six-month periods ended June 30, 2026 and 2025, the Company issued 250 and 7,050 shares of restricted common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), respectively, to certain employees. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $1,575 and $2,525, respectively.

During the six-month periods ended June 30, 2026 and 2025, 250 and 2,575 shares of restricted common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) were forfeited, respectively.

Share based compensation for the six-month periods ended June 30, 2026 and 2025, was $81,831 and $74,120, respectively.

Issuances to Directors

During the six-month periods ended June 30, 2026, and 2025, the Company issued 0 and 2,313 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) to its directors in lieu of payment of board and committee fees valued at $0 and $20,004, respectively.

Employees’ exercise options

During the six-month periods ended June 30, 2026 and 2025, no employee stock options were exercised.

Warrants

On October 27, 2025, the Company entered into and closed a warrant exercise agreement (the “Warrant Exercise Agreement”) with an existing institutional investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 309,167 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), which were originally issued to the Investor on January 15, 2025 (the “Existing Warrants”). Pursuant to the Warrant Exercise Agreement, the exercise price of the Existing Warrants was reduced from $21.50 per share to $10.20 per share. In consideration for the exercise of the Existing Warrants, subject to compliance with the beneficial ownership limitations included in the Existing Warrants, the Investor received new unregistered warrants to purchase up to an aggregate of 618,334 shares of the Company’s Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) (the “New Warrants”). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $10.20 per share and will expire five years from the date of issuance. The New Warrants include a beneficial ownership limitation that prevents the Investor from beneficially owning more than 4.99% of the Company’s outstanding common stock at any time. The gross proceeds to the Company under the Warrant Exercise Agreement were approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, including repayment of a portion of the Company’s outstanding secured note. On August 10, 2026 the Company entered into a warrant exercise agreement with the Investor pursuant to which the New Warrants were exercised in full subject to compliance with the beneficial ownership limitations included in the New Warrants.  See Note 17.

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

During each of the three-month periods ended June 30, 2026, and 2025, two customers accounted for 52% and two customers accounted for 51% of the revenue, respectively.

During each of the six-month periods ended June 30, 2026, and 2025, three customers accounted for 54% and two customers accounted for 41% of the revenue, respectively.

Two customers accounted for 74% of current accounts receivable at June 30, 2026. At December 31, 2025, two customers accounted for 43% of total accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and six months ended June 30, 2026 and 2025 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2026 and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the six months ended June 30, 2026, the Company did not record income taxes.

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

See Note 3 for the Company’s revenues by geographic region.

The Company’s long-lived tangible assets are recognized on the Condensed Consolidated Balance Sheet are located in New Hampshire and Hong Kong. The Company’s operating lease right-of use assets recognized on the Condensed Consolidated Balance Sheet are located in Minnesota and New Hampshire.

17	SUBSEQUENT EVENTS

On May 6, 2026, the Company received notice from the Nasdaq Capital Market (“Nasdaq”) that the Company’s common stock would be suspended from trading at the opening of business on May 13, 2026 due to the Company’s failure to regain compliance with the $1.00 minimum bid requirement and failure to timely file its periodic reports with the SEC.  The Company appealed the decision and on July8, 2026 trading of the Company’s common stock  recommenced on the Nasdaq Capital Market.

On July 28, 2026, the Company entered into an Exchange Agreement (the “2025 Exchange Agreement”) with the Lender of the 2025 Note. Pursuant to the 2025 Exchange Agreement, the Company and Lender agreed to (i) partition from the 2025 Note a new Promissory Note (the “Partitioned Note”) in the original principal amount of $200,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $200,000 and (iii) exchange the Partitioned Note for 43,308 shares of the Company’s Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

On July 30, 2026, 250 shares of restricted common stock were forfeited by an employee who left the Company before the lapse of the restriction period applicable to such shares.

On August 6, 2026, the Company issued an aggregate of 800 shares of restricted stock to new employees with three-year vesting. All the shares were issued at $3.98 the closing price on August 6, 2026, as reported on the Nasdaq Capital Market.

On August 10, 2026, the Company entered into a second exchange agreement with the Lender of the 2025 Note. Pursuant to this exchange agreement, the Company and Lender agreed to (i) partition from the 2025 Note a new Promissory Note (the “Partitioned Note”) in the original principal amount of $150,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $150,000 and (iii) exchange the Partitioned Note for 37,792 shares of the Company’s Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

On August 11, 2026, the Company closed a transaction with an existing investor to exercise outstanding warrants to purchase an aggregate of 618,334 shares of common stock in consideration for reducing the per share exercise price from $10.20 to $4.06 and issuing additional warrants to the investor to purchase up to an aggregate of 1,236,668 shares of common stock at exercise price of $4.06 per share.  The forgoing resulted in gross proceeds of approximately $2.5 million, prior to deducting placement agent fees and estimated offering expenses.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to migrate Swivel Secure customers to BIO-key and Portal Guard offerings; our ability to execute definitive agreements with Fiber Food Systems and/or its customers to utilize our access management solutions; our ability to integrate our solutions into any of Fiber Food System’s offerings; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; the impact of tariffs and other trade barriers which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of non-compliance with the Securities and Exchange Commission (“SEC”)

and Nasdaq periodic reporting requirements due to late filings; the commercial reputational and reputational risk and impact on the trading and liquidity of our common stock due to the recent suspension of trading of our common stock on the Nasdaq Capital Market or in the event that the trading of our common stock is suspended due to non-compliance with existing and or proposed continued listing standards of the Nasdaq Stock Market; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to maintain effective controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K/A for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K/A.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2026 AS COMPARED TO June 30, 2025

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2026	2025
Revenues
Services	12%	19%
License fees	64%	47%
Hardware	24%	34%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	4%	7%
Cost of license fees	4%	5%
Cost of hardware	41%	31%
Cost of hardware - reserve	-36%	-16%
Total Cost of Goods Sold	13%	27%
Gross profit	87%	73%

Operating expenses
Selling, general and administrative	82%	99%
Research, development and engineering	33%	38%
Total Operating Expenses	115%	137%
Operating loss	-28%	-64%

Other expense	-2%	-5%
Loss before provision for income tax	-30%	-69%
Provision for income tax	0%	0%
Net loss	-30%	-69%

Revenues and cost of goods sold

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

Revenues
Service	$231,005	$321,996	$(90,991)	-28%
License	1,229,345	806,087	423,258	53%
Hardware	459,641	568,824	(109,183)	-19%
Total Revenue	$1,919,991	$1,696,907	$223,084	13%

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Cost of Goods Sold
Service	$79,716	$118,301	$(38,585)	-33%
License	74,972	86,488	(11,516)	-13%
Hardware	794,313	536,806	257,507	48%
Hardware - reserve	(703,050)	(277,415)	(425,635)	153%
Total COGS	$245,951	$464,180	$(218,229)	-47%

Revenues

For the three months ended June 30, 2026, and 2025, service revenues included approximately $227,000 and $271,000, respectively, of recurring maintenance and support revenue, and approximately $4,000 and $51,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $44,000 or 16% in 2026 which was due to the timing of renewals of service agreements. Non-recurring custom services decreased $47,000 due to a decrease in customization. Overall, service revenues decreased to $231,005 as compared to $321,996 in the corresponding period in 2025.

For the three months ended June 30, 2026, license revenue increased $423,258 or 53% to $1,229,345 from $806,087 in the corresponding period in 2025 as several new customers deployed new licenses in 2026.

For the three months ended June 30, 2026, hardware sales decreased 19% to $459,641 from $568,824 in the corresponding period in 2025. The decrease was due to several customer deploys of fully reserved inventory in the 2026 period, and one large deployment from one long-term customer and several long-term customers expanding their deployments of biometric cybersecurity solutions in 2025.

Costs and other expenses

For the three months ended June 30, 2026, cost of service decreased $38,585 or 33% to $79,716 from $118,301 in the three months ended June 30, 2025. For the three months ended June 30, 2026, license costs decreased 13% to $74,972 from $86,488 in the three months ended June 30, 2025. For the three months ended June 30, 2026, hardware costs decreased to net cost of $91,263 (after giving effect to the $703,050 reversal of the previously fully reserved inventory) from $259,391 in the three months ended June 30, 2025, for a net decrease of 65%, based on the decrease in hardware revenue and different models of hardware shipped.

Selling, general and administrative

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

Selling, general and administrative	$1,563,027	$1,680,550	$(117,523)	-7%

Selling, general and administrative expenses for the three months ended June 30, 2026, decreased 7% from $1,680,550 in the corresponding period in 2025 to $1,563,027 in the current quarter.  The decreases included reductions in administration and professional services fees, offset by one-time costs incurred in connection with our reverse split and increases in our accrued audit expenses and accrued taxes.

Research, development and engineering

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

Research, development, and engineering	$640,418	$636,027	$4,391	1%

For the three months ended June 30, 2026, research, development, and engineering costs increased 1% to $640,418 compared to $636,027 in the corresponding period in 2025. The increase consisted primarily of personnel costs.

Other income (expense)

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

Interest income	$386	$2,092	$(1,706)	-82%
Loan fee amortization	(20,833)	(60,000)	39,167	65%
Interest expense	(27,000)	(25,638)	(1,362)	-5%
Other income (expense)	$(47,447)	$(83,546)	$36,099	43%

Other income (expense) for the three months ended June 30, 2026 consisted of interest income of $386, interest expense of $27,000 on the note payable, and a loan fee amortization amount of $20,833. Other income (expense) for the three months ended June 30, 2025 consisted of interest income of $2,092 and interest expense of $25,638 comprised of the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000.

six MONTHS ENDED June 30, 2026 AS COMPARED TO June 30, 2025

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2026	2025
Revenues
Services	12%	18%
License fees	64%	58%
Hardware	24%	24%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	4%	6%
Cost of license fees	4%	5%
Cost of hardware	27%	19%
Cost of hardware - reserve	-20%	-8%
Total Cost of Goods Sold	15%	22%
Gross profit	85%	78%

Operating expenses
Selling, general and administrative	71%	93%
Research, development and engineering	31%	37%
Total Operating Expenses	102%	130%
Operating loss	-17%	-52%

Other expense	-2%	-6%
Loss before provision for income tax	-19%	-58%
Provision for income tax	0%	0%
Net loss	-19%	-58%

Revenues and cost of goods sold

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Revenues
Service	$479,388	$594,594	$(115,206)	-19%
License	2,595,238	1,904,845	690,393	36%
Hardware	990,898	804,627	186,271	23%
Total Revenue	$4,065,524	$3,304,066	$761,458	23%

Cost of Goods Sold
Service	158,214	216,445	(58,231)	-27%
License	148,206	159,373	(11,167)	-7%
Hardware	1,117,851	645,275	472,576	73%
Hardware - reserve	(802,020)	(277,415)	(524,605)	189%
Total COGS	$622,251	$743,678	$(121,427)	-16%

Revenues

For the six months ended June 30, 2026, and 2025, service revenues included approximately $456,000 and $535,000, respectively, of recurring maintenance and support revenue, and approximately $23,000 and $59,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $79,000 or 15% in 2026 which was due to the timing of renewals of service agreements. Non-recurring custom services decreased $36,000 due to a decrease in customization. Overall, service revenues decreased to $479,388 as compared to $594,594 in the corresponding period in 2025.

For the six months ended June 30, 2026, license revenue increased $690,393 or 36% to $2,595,238 from $1,904,845 in the corresponding period in 2025 as several new customers initiated license deployments in 2026.

For the six months ended June 30, 2026, hardware sales increased 186% to $990,898 from $804,627 in the corresponding period in 2025. The increase was due to a large deployment from one long-term customer, sales of fully reserved inventory, and several new customer deployments of biometric cybersecurity solutions in the 2026 period.

Costs and other expenses

For the six months ended June 30, 2026, cost of service decreased $58,231 or 27% to $158,214 from $216,445 in the six months ended June 30, 2025. For the six months ended June 30, 2026, license costs decreasing to $148,206 from $159,373 in the six months ended June 30, 2025. For the six months ended June 30, 2026, hardware costs decreased to net cost of $315,831 (after giving effect to the $802,020 reversal of the fully reserved shipped inventory) from $367,860 in the six months ended June 30, 2025, for a net decrease of 14%, based on the increase in hardware reserve expense exceeding the increase of the hardware expense.

Selling, general and administrative

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

Selling, general and administrative	$2,873,093	$3,053,074	$(179,981)	-6%

Selling, general and administrative expenses for the six months ended June 30, 2026, decreased 6% from $3,053,074 in the corresponding period in 2025 to $2,873,093 in the six months.  The decreases included reductions in administration and professional services fees.

Research, development and engineering

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

Research, development and engineering	$1,257,299	$1,231,802	$25,497	2%

For the six months ended June 30, 2026, research, development, and engineering costs increased 2% to $1,257,299 compared to $1,231,802 in the corresponding period in 2025. The increase consisted primarily of professional services and personnel costs.

Other income (expense)

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

Interest income	$1,062	$2,095	$(1,033)	-49%
Loan fee amortization	(41,666)	(120,000)	78,334	53%
Interest expense	(54,166)	(61,548)	7,382	12%
Other income (expense)	$(94,770)	$(179,453)	$84,683	47%

Other income (expense) for the six months ended June 30, 2026 consisted of interest income of $1,062, interest expense of $54,166 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $41,666. Other income (expense) for the six months ended June 30, 2025 consisted of interest income of $2,095 and interest expense of $61,548 comprised of the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $120,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the six months ended June 30, 2026 was $1,203,750. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $418,000.

●	Net positive cash flows related to inventory and deferred revenue of approximately $851,000.

●

Negative cash flows related to changes in accounts receivable, capitalized contract costs, prepaid expenses, accounts payable and accrued liabilities of approximately $889,000, due to working capital management.

Financing activities overview

Net cash used by financing activities during the six months ended June 30, 2026 was $30,519 consisting of the repayment of $38,179 government loan through the BBVA bank, offset by receipt of $7,660 cash for the purchases under the Employee Stock Purchase Plan.

Investing activities overview

There was no cash used in investing activities during the six months ended June 30, 2026.

Liquidity and Capital Resources

Since our inception, our capital needs have been met mainly through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our sources of liquidity during the previous two years through the date of this filling:

On August 11, 2026, we closed a transaction with an existing investor to exercise outstanding warrants to purchase an aggregate of 618,334 shares of common stock in consideration for reducing the per share exercise price from $10.20 to $4.06 and issuing additional warrants to the investor to purchase up to an aggregate of 1,236,668 shares of common stock at exercise price of $4.06 per share.  The forgoing resulted in gross proceeds of approximately $2.5 million, prior to deducting placement agent fees and estimated offering expenses.

On October 27, 2025, we entered into and closed a warrant exercise agreement with an existing institutional investor to exercise certain outstanding warrants to purchase an aggregate of 309,167 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).  The warrants were originally issued on January 15, 2025 and had an exercise price of $21.50 per share. In consideration for the immediate exercise of these warrants, we issued new unregistered warrants to purchase up to an aggregate of 618,334 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) at an exercise price of $10.20. We realized gross proceeds of approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses.

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

On July 28, 2026, the Company entered into an Exchange Agreement (the “2025 Exchange Agreement”) with the Lender of the 2025 Note. Pursuant to the 2025 Exchange Agreement, the Company and Lender agreed to (i) partition from the 2025 Note a new Promissory Note (the “Partitioned Note”) in the original principal amount of $200,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $200,000 and (iii) exchange the Partitioned Note for 43,308 shares of the Company’s Common Stock, which was effective April 30, 2026). On August 10, 2026, the Company entered into a second exchange agreement with the Lender of the 2025 Note. Pursuant to this exchange agreement, the Company and Lender agreed to (i) partition from the 2025 Note a new Promissory Note (the “Second Partitioned Note”) in the original principal amount of $150,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $150,000 and (iii) exchange the Second Partitioned Note for 37,792 shares of the Company’s Common Stock . As of the date of this report, the outstanding principal amount due under the 2025 Note is approximately $325,000. For a more complete description of the 2025 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

On January 15, 2025, we entered into a warrant exercise agreement with an existing investor to exercise certain outstanding warrants to purchase an aggregate of 206,112 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), at an exercise price of $18.50 per share which were originally issued to the investor on September 12, 2024 (the "Existing Warrants"). In consideration for the exercise of the Existing Warrants, the investor received new warrants to purchase up to an aggregate of 309,167 shares of Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), ("New Warrants"). The New Warrants have substantially the same terms, are immediately exercisable at an exercise price of $21.50 per share and will expire five years from the date of issuance. The gross proceeds to the Company were approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

On September 12, 2024, we entered into a warrant exercise agreement with an existing investor to exercise certain outstanding warrants to purchase an aggregate of 103,056 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026). The warrants were originally issued to the Investor on October 31, 2023 and had an original exercise price of $31.50 per share. In consideration for the immediate exercise of the warrants, we reduced the exercise price of the warrants to $18.50 per share and issued to the Investor unregistered Series A Warrants to purchase an aggregate of 103,056 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), and unregistered Series B Warrants to purchase an aggregate of 103,056 shares of common stock(as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), each with an exercise price of $18.50 per share and issued additional warrants to purchase an aggregate of 206,112 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), at an exercise price of $18.50 per share. The forgoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

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

We are party to an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2026 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us, with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity outlook

At June 30, 2026, our total cash and cash equivalents were $1,379,300, as compared to $2,694,663 at December 31, 2025.  At June 30, 2026, we had a working capital of approximately $793,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, warrants, and through factoring receivables. We currently require approximately $750,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $2.1 million of inventory (currently reserved) initially purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue and positive cash flow from operations or liquidation of existing inventory to fund current operations and execute our business plan, we will need to obtain additional third-party financing over the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any pending lawsuits.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Investors are encouraged to consider the risks described in our 2025 Form 10-K/A, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

BIO-Key International, Inc.

Dated: August 13, 2026	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)