Form 10-Q
period 2026-09-30
BIO KEY INTERNATIONAL INC
filed 2026-11-13
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 12, 2026, is 2,035,149 (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,219,428	$2,694,663
Accounts receivable, net	2,354,935	1,220,822
Inventory	367,063	370,879
Prepaid expenses and other	337,445	251,323
Total current assets	5,278,871	4,537,687
Equipment and leasehold improvements, net	32,051	67,751
Capitalized contract costs, net	229,599	311,591
Deposits and other assets	7,976	7,976
Operating lease right-of-use assets	132,603	47,953
Investments	2,500,000	2,500,000
Intangible assets, net	662,572	830,357
Total non-current assets	3,564,801	3,765,628
TOTAL ASSETS	$8,843,672	$8,303,315

LIABILITIES
Accounts payable	$321,809	$507,357
Accrued liabilities	1,194,591	1,333,930
Note payable	-	604,102
Government loan – BBVA Bank, current portion	12,351	50,530
Deferred revenue, current	542,486	572,513
Operating lease liabilities, current portion	67,735	27,728
Total current liabilities	2,138,972	3,096,160
Deferred revenue, long term	80,694	62,584
Deferred tax liability	16,500	16,500
Operating lease liabilities, net of current portion	65,864	21,266
Total non-current liabilities	163,058	100,350
TOTAL LIABILITIES	2,302,030	3,196,510

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 2,035,149 of $.0001 par value at September 30, 2026 and 1,085,360 at December 31, 2025, respectively	204	109
Additional paid-in capital	149,245,962	141,497,741
Accumulated other comprehensive income (loss)	(68,700)	74,803
Accumulated deficit	(142,635,824)	(136,465,848)
TOTAL STOCKHOLDERS’ EQUITY	6,541,642	5,106,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,843,672	$8,303,315

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Services	$195,128	$268,113	$674,516	$862,707
License fees	1,275,249	917,951	3,870,487	2,822,796
Hardware	12,404	363,642	1,003,302	1,168,269
Total revenues	1,482,781	1,549,706	5,548,305	4,853,772
Costs and other expenses
Cost of services	76,704	80,702	234,918	297,147
Cost of license fees	55,953	74,077	204,159	233,450
Cost of hardware	15,184	434,834	1,133,035	1,080,109
Cost of hardware - reserve	(4,468)	(231,625)	(806,488)	(509,040)
Total costs and other expenses	143,373	357,988	765,624	1,101,666
Gross profit	1,339,408	1,191,718	4,782,681	3,752,106

Operating expenses
Selling, general and administrative	1,524,583	1,400,288	4,397,676	4,453,362
Research, development and engineering	635,038	683,620	1,892,337	1,915,422
Total operating expenses	2,159,621	2,083,908	6,290,013	6,368,784
Operating loss	(820,213)	(892,190)	(1,507,332)	(2,616,678)
Other income (expense)
Interest income	678	515	1,740	2,610
Loan fee amortization	(62,500)	(60,000)	(104,166)	(180,000)
Interest expense	(4,048)	(13,174)	(58,214)	(74,722)
Total other income (expense), net	(65,870)	(72,659)	(160,640)	(252,112)

Loss before provision for income tax	(886,083)	(964,849)	(1,667,972)	(2,868,790)

Provision for income taxes	-	-	-	-

Net loss	(886,083)	(964,849)	(1,667,972)	(2,868,790)
Deemed dividend related to warrant inducement	(4,502,004)	-	(4,502,004)	-
Net loss available to common stockholders	$(5,388,087)	$(964,849)	$(6,169,976)	$(2,868,790)

Comprehensive loss:
Net loss available to common stockholders	$(5,388,087)	$(964,849)	$(6,169,976)	$(2,868,790)
Other comprehensive loss – foreign currency translation adjustment	(62,409)	(73,910)	(143,503)	(8,302)
Comprehensive loss	$(5,450,496)	$(1,038,759)	$(6,313,479)	$(2,877,092)

Basic and diluted loss per common share	$(4.01)	$(1.44)	$(5.37)	$(4.87)

Weighted average common shares outstanding:
Basic and diluted	1,342,766	671,820	1,147,994	588,474

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2026	1,085,360	$109	$141,497,741	$74,803	$(136,465,848)	$5,106,805
Issuance of restricted stock to employees	250	-	-	-	-	-
Restricted stock forfeited	(250)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(50,499)	-	(50,499)
Share-based compensation	-	-	40,744	-	-	40,744
Net loss	-	-	-	-	(205,037)	(205,037)
Balance as of March 31, 2026	1,085,360	$109	$141,538,485	$24,304	$(136,670,885)	$4,892,013
Issuance of common stock for Employee Stock Purchase Plan	2,000	-	7,660	-	-	7,660
Share-based compensation for employee stock plan	-	-	1,565	-	-	1,565
Foreign currency translation adjustment	-	-	-	(30,595)	-	(30,595)
Share-based compensation	-	-	41,087	-	-	41,087
Net loss	-	-	-	-	(576,852)	(576,852)
Balance as of June 30, 2026	1,087,360	$109	$141,588,797	$(6,291)	$(137,247,737)	$4,334,878
Issuance of common stock for repayment of note payable and accrued interest	328,905	33	766,283	-	-	766,316
Restricted stock forfeited	(250)	-	-	-	-	-
Issuance of restricted common stock to employees and directors	800	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(62,409)	-	(62,409)
Deemed dividends related to warrant inducement	-	-	4,502,004	-	(4,502,004)	-
Share-based compensation	-	-	47,652	-	-	47,652
Exercise of warrants	618,334	62	2,510,374	-	-	2,510,436
Issuance costs	-	-	(169,148)	-	-	(169,148)
Net loss	-	-	-	-	(886,083)	(886,083)
Balance as of September 30, 2026	2,035,149	$204	$149,245,962	$(68,700)	$(142,635,824)	$6,541,642

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2025	371,696	$37	$133,030,607	$49,290	$(129,307,902)	$3,772,032
Issuance of common stock for directors’ fees	891	1	9,001	-	-	9,002
Issuance of restricted stock to employees	250	-	-	-	-	-
Issuance of common stock for repayment of debt	50,461	5	858,995	-	-	859,000
Restricted stock forfeited	(757)		-	-	-	-
Exercise of warrants	159,011	16	3,813,041	-	-	3,813,057
Foreign currency translation adjustment	-	-	-	6,803	-	6,803
Share-based compensation	-	-	52,488	-	-	52,488
Issuance costs	-	-	(248,783)	-	-	(248,783)
Net loss	-	-	-	-	(736,545)	(736,545)
Balance as of March 31, 2025	581,552	$59	$137,515,349	$56,093	$(130,044,447)	$7,527,054
Issuance of common stock for directors’ fees	1,422	-	11,002	-	-	11,002
Issuance of restricted stock to employees	6,800	-	-	-	-	-
Issuance of common stock for repayment of debt	49,844	5	399,995	-	-	400.000
Restricted stock forfeited	(1,818)	-	-	-	-	-
Issuance of common stock for Employee Stock Purchase Plan	125	-	876	-	-	876
Share-based compensation for Employee Stock Purchase Plan	-	-	205	-	-	205
Foreign currency translation adjustment	-	-	-	58,805	-	58,805
Exercise of warrants	47,100	5	(5)			-
Share-based compensation	-	-	21,632	-	-	21,632
Net loss	-	-	-	-	(1,167,396)	(1,167,396)
Balance as of June 30, 2025	685,025	$69	$137,949,054	$114,898	$(131,211,843)	$6,852,178
Issuance of common stock for repayment of debt	25,465	3	199,997	-	-	200,000
Issuance of restricted common stock to employees and directors	21,000	2	(2)	-	-	-
Foreign currency translation adjustment	-	-	-	(73,910)	-	(73,910)
Share-based compensation	-	-	31,660	-	-	31,660
Net loss	-	-	-	-	(964,849)	(964,849)
Balance as of September 30, 2025	731,490	$74	$138,180,709	$40,988	$(132,176,692)	$6,045,079

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-10 reverse stock split, which was effective April 30, 2026.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,667,972)	$(2,868,790)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	43,520	65,014
Amortization of intangible assets	167,785	211,067
Amortization of capitalized contract costs	115,096	134,214
Amortization of note payable	104,166	180,000
Interest payable on note	58,047	72,855
Reserve for inventory	(806,488)	-
Operating lease right-of-use assets	34,992	18,939
Share and warrant-based compensation for employees and consultants	131,048	105,985
Stock based directors’ fees	-	20,004
Bad debts	-	15,000
Change in assets and liabilities:
Accounts receivable	(1,134,114)	(241,275)
Due from factor	-	74,170
Capitalized contract costs	(33,104)	(60,665)
Inventory	810,304	(15,869)
Prepaid expenses and other	(86,122)	(73,727)
Accounts payable	(185,548)	(162,009)
Accrued liabilities	(139,339)	(64,355)
Deferred revenue	(11,916)	(234,731)
Operating lease liabilities	(35,037)	(13,915)
Net cash used in operating activities	(2,634,682)	(2,838,088)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,819)	(7,373)
Net cash used in investing activities	(7,819)	(7,373)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	1,000,000
Offering costs	(169,148)	(248,783)
Proceeds for exercise of warrants	2,510,436	3,813,057
Receipt of cash from employee stock purchase plan	7,660	876
Repayment of government loan	(38,179)	(109,137)
Net cash provided by financing activities	2,310,769	4,456,013

Effect of exchange rate changes	(143,503)	(8,303)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(475,235)	1,602,249
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,694,663	437,604
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,219,428	$2,039,853

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025

Cash paid for:
Interest	$1,740	$1,865

Noncash investing and financing activities
Additions for operating lease right-of-use assets	$119,642	$-
Issuance of stock for repayment of note payable and accrued interest	$766,316	$1,459,000
Deemed dividends related to warrant inducement	$4,502,004	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “BIO-key”), founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions and enterprise-ready identity access management solutions to commercial, government and education customers throughout the United States and internationally. The Company was a pioneer in developing automated, finger identification technology that supplements or complements other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit cards, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

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

The functional currency of BIO-key Hong Kong is the Hong Kong Dollar (HKD). Under ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. An adjustment will be made for the current value of our bank account in HKD currency if the amount materially changes.

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

.

.

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 (fiscal year beginning January 1, 2027 for the Company) and for interim periods within fiscal years beginning after December 15, 2027 (quarter ended March 31, 2028 for the Company). Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. This ASU requires a comprehensive list of interim disclosures to provide clarity about the current requirements, and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU further clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (quarter ended March 31, 2028 for the Company). The amendment can be applied using the prospective or retrospective transition approach for any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” Thirty-three issues are addressed in this ASU covering technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods (quarter ended March 31, 2027 for the Company). If an entity adopts the ASU in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The amendment can be applied using the prospective or retrospective transition approach for any or all prior periods presented in the financial statements and an entity may elect the transition method on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective January 1, 2026, the Company adopted ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduced a practical expedient that allows entities to assume that current conditions at the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This eliminates the need to incorporate macroeconomic forecasts for short-term receivables. The adoption of ASU 2025-05 did not have a significant impact on the Company’s consolidated financial statements .

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

The Company has historically financed operations through access to the capital markets by issuing convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. As of the date of this report, the Company does not have enough cash for twelve months of operations. The history of losses, the negative cash flow from operations, and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise doubt about the Company's ability to continue as a going concern.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the three-month periods ended September 30, 2026 and September 30, 2025:

	North				September 30,
	America	Africa	EMESA*	Asia	2026

Services	$127,669	$44,407	$21,511	$1,541	$195,128
License fees	357,566	-	903,249	14,434	1,275,249
Hardware	4,004	-		8,400	12,404
Total Revenues	$489,239	$44,407	$924,760	$24,375	$1,482,781

	North				September 30,
	America	Africa	EMESA*	Asia	2025

Services	$204,536	$63,482	$95	$-	$268,113
License fees	471,471	-	446,480	-	917,951
Hardware	5,692	-	217,500	140,450	363,642
Total Revenues	$681,699	$63,482	$664,075	$140,450	$1,549,706

The following tables summarize revenue from contracts with customers for the nine-month periods ended September 30, 2026 and September 30, 2025:

	North				September 30,
	America	Africa	EMESA*	Asia	2026

Services	$479,565	$145,989	$46,135	$2,827	$674,516
License fees	840,610	866,930	2,148,513	14,434	3,870,487
Hardware	115,947	-	541,695	345,660	1,003,302
Total Revenues	$1,436,122	$1,012,919	$2,736,343	$362,921	$5,548,305

	North				September 30,
	America	Africa	EMESA*	Asia	2025

Services	$630,517	$191,116	$37,980	$3,094	$862,707
License fees	1,170,729	525,094	1,126,973	-	2,822,796
Hardware	73,987	-	876,692	217,590	1,168,269
Total Revenues	$1,875,233	$716,210	$2,041,645	$220,684	$4,853,772

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At September 30, 2026 and December 31, 2025, amounts in deferred revenue were approximately $623,600 and $635,100, respectively. Revenue recognized during the three and nine months ended September 30, 2026 from amounts included in deferred revenue as of December 31, 2025 was approximately $71,000 and $381,000. Revenue recognized during the three and nine months ended September 30, 2025 from amounts included in deferred revenue at December 31, 2024 was approximately $82,000 and 404,000, respectively.

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

Accounts receivable at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025

Accounts receivable	$2,492,155	$1,604,075
Allowance for credit losses	(137,220)	(383,253)
Accounts receivable, net of allowances for credit losses	$2,354,935	$1,220,822

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,
	2026	2025

Selling, general and administrative	$40,193	$24,920
Research, development and engineering	7,459	6,740
	$47,652	$31,660

	Nine Months Ended September 30,
	2026	2025

Selling, general and administrative	$108,185	$87,466
Research, development and engineering	22,863	18,519
	$131,048	$105,985

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and slow-moving inventory elsewhere. The Company has been selling these units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Finished goods	$2,768,697	$2,880,593
Fabricated assemblies	51,973	750,381
Reserve on finished goods	(2,453,607)	(3,260,095)
Total inventory	$367,063	$370,879

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

The purchase agreement between the Company and Fiber Food contemplates collaboration between the parties regarding potential strategic and commercial transactions, including acquiring assets or equity interests in other operating companies, integrating the Company’s identity access management solutions into Fiber Food’s offerings, and introducing the Company to its customers, affiliates and business contacts who are potential users of the Company’s solutions, in each case pursuant to future definitive agreements on terms  to be negotiated by the parties. The purchase agreement contains a standstill which prohibits the Company, Fiber Food,  Boumarang and their respective affiliates and representatives for a period of two years, from, among other things, initiating any business combination, restructuring, tender offer, proposal to seek representation on the board of directors, or any proxy solicitation, instigating, encouraging or assisting any third party from doing any of the foregoing, or acquiring any debt or equity securities of any other party.  In April of 2025, Boumarang acquired all intellectual property rights to the Wavedrone platform from Shore House IVF, a technology developer based in the Faroe Islands, for $3.5 million acquisition which was executed entirely in Boumarang common stock.

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

The Boumarang Shares are classified as a Level 2 asset and have been valued based on a combination of recent sales of Boumarang common stock to third parties and a third party valuation applying a discounted cash flow analysis which included discounts for lack of control and lack of marketability, small company risk premium, and specific company risk premium based on Boumarang being an early-stage pre-revenue company. The lack of control and marketability discounts were based on published studies and transfer restrictions contained in Boumarang’s corporate governance documents.

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

Fair value measurement requires annual impairment testing for equity securities without readily determinable fair values.  As of  December 31, 2025, management recorded a 50% impairment of the Boumarang shares. The Company did not increase the impairment as of September 30, 2026.

8.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2026, the Company was not a party to any pending lawsuits.

9.	LEASES

The Company leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong Kong with lease termination dates in 2027 and 2029. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases:

	3 Months ended	3 Months ended
	September 30,	September 30,
	2026	2025

Lease cost
Total lease cost	$18,191	$6,979

	9 Months ended	9 Months ended
	September 30,	September 30,
	2026	2025

Lease cost
Total lease cost	$39,996	$20,937

	September 30,	December 31,
Balance sheet information	2026	2025
Operating right-of-use assets	$132,603	$47,953

Operating lease liabilities, current portion	$67,735	$27,728
Operating lease liabilities, non-current portion	65,864	21,266
Total operating lease liabilities	$133,599	$48,994

Weighted average remaining lease term (in years) – operating leases	1.89	1.92
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2026 and 2025:	$39,996	$35,397

Maturities of operating lease liabilities were as follows as of September 30, 2026:

2026 (3 months remaining)	$18,425
2027	66,209
2028	43,732
2029	14,577
Total future lease payments	$142,943
Less: imputed interest	(9,344)
Total	$133,599

10.	NOTES PAYABLE

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

Between January and September 2025, the Company entered into a number of Exchange Agreements with the holder of the 2024 Note pursuant to which it partitioned from the 2024 Note new promissory notes in the aggregate principal amount of $1,459,000 reducing the outstanding principal amount of the 2024 Note to approximately $338,400. On October 27, 2025, the Company entered into two exchange agreements with the Lender. Pursuant to these exchange agreements, the Company and Lender agreed to (i) partition from the 2024 Note two new Promissory Notes (the “2025 Partitioned Notes”) in the original principal amounts of $261,841 and $66,150, respectively, (ii) cause the outstanding balance of the 2024 Note to be reduced by $327,991, the aggregate principal amount of the 2025 Partitioned Notes, and (iii) exchange the 2025 Partitioned Notes for an aggregate of 42,903 shares of the Company’s Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026). As a result of these exchange agreements, the 2024 Note has been paid in full.

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

On July 28, 2026, the Company entered into an Exchange Agreement (the “2026 Exchange Agreement”) with the Lender. Pursuant to the 2026 Exchange Agreement, the Company and Lender agreed to (i) partition from the 2025 Note a new Promissory Note (the “July Partitioned Note”) in the original principal amount of $200,000, (ii) cause the outstanding balance of the 2026 Note to be reduced by $200,000 and (iii) exchange the July Partitioned Note for 43,308 shares of the Company’s Common Stock.

On August 10, 2026, the Company entered into a second exchange agreement with the Lender. Pursuant to this exchange agreement, the Company and Lender agreed to (i) partition from the 2025 Note a new Promissory Note (the “August Partitioned Note”) in the original principal amount of $150,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $150,000 and (iii) exchange the August Partitioned Note for 37,792 shares of the Company’s Common Stock.

On September 29, 2026, the Company entered into four separate exchange agreements with the Lender. Pursuant to these exchange agreements, the Company and Lender agreed to (i) partition from the 2025 Note four new Promissory Notes (the “Partitioned Notes”) in the aggregate original principal and interest amount of $416,316, (ii) cause the outstanding balance of the 2025 Note to be paid in full and (iii) exchange the Partitioned Notes for 247,805 shares of the Company’s Common Stock.

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

For the three and nine months ended September 30, 2026 and 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Stock options	40,065	186	40,065	186
Warrants	1,279,971	399,569	1,279,971	399,569
Total	1,320,036	399,755	1,320,036	399,755

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the nine-month periods ended September 30, 2026, and 2025, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan and on August 8, 2025, the stockholders approved the amendment to the plan to reserve an additional 70,000 shares of common Stock. Under the terms of this plan (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), and as amended, 69,251 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Company may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. There were zero shares issued during the three-month periods ended September 30, 2026 and 2025, respectively. There were 2,000 and 125 shares issued during the nine-month periods ended September 30, 2026 and 2025, respectively.

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

During the nine-month periods ended September 30, 2026 and 2025, the Company issued 1,050 and 28,050 shares of restricted common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), respectively, to certain employees. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $4,784 and $213,645, respectively.

During the nine-month periods ended September 30, 2026 and 2025, 500 and 2,575 shares of restricted common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) were forfeited, respectively.

Share based compensation for the nine-month periods ended September 30, 2026 and 2025, was $131,048 and $105,985, respectively.

Issuances to Directors

During the nine-month periods ended September 30, 2026, and 2025, the Company issued 0 and 2,313 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) to its directors in lieu of payment of board and committee fees valued at $0 and $20,004, respectively.

Issuance of Stock Options

During the nine-month periods ended September 30, 2026 and 2025, the Company issued options to purchase 40,000 and 0 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) to employees valued at $98,800 and $0, respectively.

On September 21, 2026, the Company issued a stock option to a new employee to purchase 40,000 shares of common stock with a three-year vesting period, seven-year term, and exercise price of $2.47 per share.

The fair value of the option at date of issuance was estimated on the date of grant at $60,509 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 4.89%, expected life of options in years: 7, expected dividends: 0, volatility of stock price: 109.055%.

Employees’ exercise options

During the nine-month periods ended September 30, 2026 and 2025, no employee stock options were exercised.

Warrants

On August 10, 2026, the Company entered into a warrant exercise agreement (the “2026 Warrant Exercise Agreement”) with an existing institutional investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 618,334 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), which were originally issued to the Investor on October 27, 2025 (the “2026 Existing Warrants”). Pursuant to the 2026 Warrant Exercise Agreement, the exercise price of the 2026 Existing Warrants was reduced from $10.20 per share to $4.06 per share. In consideration for the exercise of the 2026 Existing Warrants, subject to compliance with the beneficial ownership limitations included in the 2026 Existing Warrants, the Investor received new unregistered warrants to purchase up to an aggregate of 1,236,668 shares of the Company’s Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) (the “New Warrants”). The New Warrants have an exercise price of $4.06 per share and include a beneficial ownership limitation that prevents the Investor from beneficially owning more than 4.99% of the Company’s outstanding common stock at any time. The exercise of the New Warrants was conditioned upon approval of the Company’s stockholders as required by applicable rules of the Nasdaq Stock Market, and the New Warrants terminate five years from the date that the Company’s stockholders approve the exercisability of the New Warrants (the “Stockholder Approval”). On  October 30, 2026, the Company obtained the Stockholder Approval, and the New Warrants are now exercisable and expire on October 30, 2031. The gross proceeds to the Company under the Warrant Exercise Agreement were approximately $2.51 million, prior to deducting placement agent fees and estimated offering expenses of approximately $169,000. The Company intends to use the net proceeds for working capital and general corporate purposes.  The Company accounted for the Warrant Exercise Agreement as a warrant inducement.  As a result, the Company recognized a deemed dividend of approximately $4.5 million.

On October 27, 2025, the Company entered into and closed a warrant exercise agreement (the “2025 Warrant Exercise Agreement”) with the Investor to exercise certain outstanding warrants to purchase an aggregate of 309,167 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), which were originally issued to the Investor on January 15, 2025. Pursuant to the 2025 Warrant Exercise Agreement, the exercise price of these warrants  was reduced from $21.50 per share to $10.20 per share. In consideration for the exercise of  these warrants, subject to compliance with the beneficial ownership limitations included in such warrants, the Investor received new unregistered warrants which were amended and exercised in full pursuant to the 2026 Warrant Exercise Agreement which is more fully described in the preceding paragraph. The gross proceeds to the Company under the 2025 Warrant Exercise Agreement were approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses. The Company used the net proceeds for working capital and general corporate purposes, including repayment of a portion of the Company’s outstanding secured note.

On January 15, 2025, the Company entered into a warrant exercise agreement (the "January Warrant Exercise Agreement") with the Investor to exercise certain outstanding warrants to purchase an aggregate of 206,111 shares of the Company’s common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026)  at an exercise price of $18.50 per share which were originally issued to the Investor on September 13, 2024. In consideration for the exercise of such warrants, subject to compliance with the beneficial ownership limitations included in such warrants, the Investor received new unregistered warrants which were amended and exercised in full pursuant to the 2025 Warrant Exercise Agreement which is more fully described in the preceding paragraph. The Company realized gross proceeds under the January Warrant Exercise Agreement of approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses. Net proceeds were used for working capital and general corporate purposes, including repayment of a portion of the 2024 Note.

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

Exchange Agreements

On July 28, 2026,  August 10, 2026 and September 29, 2026, the Company entered into six separate Exchange Agreements with the Lender. At September 30, 2026, the balance of the 2025 Note was repaid in full (see Note 10, Notes Payable).

13.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying value of the Company’s government loan payable approximates fair value as the interest rate related to the financial instruments approximated market.

14.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

During each of the three-month periods ended September 30, 2026, and 2025, one customer accounted for 55% and two customers accounted for 42% of the revenue, respectively.

During each of the nine-month periods ended September 30, 2026, and 2025, three customers accounted for 47% and 38% of the revenue, respectively.

Three customers accounted for 91% of current accounts receivable at September 30, 2026. At December 31, 2025, two customers accounted for 43% of total accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and nine months ended September 30, 2026 and 2025 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2026 and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the nine months ended September 30, 2026, the Company did not record income taxes.

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

17	SUBSEQUENT EVENT

On October 30, 2026, at the reconvened 2026 Annual Meeting of Stockholders, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of up to 1,236,668 shares of the Company’s common stock upon the exercise of  the New Warrants issued in the Company’s August 10, 2026 warrant inducement transaction. As a result, the New Warrants became exercisable and will expire on October 30, 2031. On October 9, 2026, the Company filed a registration statement on Form S-1 with the SEC to register the resale of the shares of common stock issuable upon exercise of the New Warrants, which was amended on October 30, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to migrate Swivel Secure customers to BIO-key and PortalGuard offerings; our ability to execute definitive agreements with Fiber Food Systems and/or its customers to utilize our access management solutions; our ability to integrate our solutions into any of Fiber Food Systems' offerings; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; the impact of tariffs and other trade barriers which may make it more costly for us to import inventory from China and Hong Kong and certain product components from South Korea; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of non-compliance with the Securities and Exchange Commission (“SEC”)

and Nasdaq periodic reporting requirements due to late filings; the commercial and reputational risks and impact on the trading and liquidity of our common stock due to the suspension of trading of our common stock on the Nasdaq Capital Market, the monitoring of our compliance by the Nasdaq Hearings Panel through July 6, 2027, or in the event that the trading of our common stock is suspended due to non-compliance with existing and or proposed continued listing standards of the Nasdaq Stock Market; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to maintain effective controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2022, we expanded our product offerings and customer base when we acquired Swivel Secure, a Madrid, Spain based provider of IAM solutions. Until the fourth quarter of 2024, Swivel Secure was the exclusive distributor of AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland. Swivel Secure, now operates as BIO-key EMEA and maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal, and sells only BIO-key products.

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

We expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence including financial services, higher education, and healthcare. We believe that continued heightened security and privacy requirements in these industries, and as colleges and universities continue operating in remote environments, we will generate increased demand for security solutions, including biometrics. In addition, we expect that the compatible, yet superior portable biometric user experience offered by our technology for Windows 11 users will accelerate the demand for our computer network log-on solutions and fingerprint readers. Through value add-offerings via direct sales, resellers, and strategic partnerships with leading higher education platform providers, we will continue to grow our installed base.

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

Recent Developments

The current trend of continued remote work environments increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. A growing trend of security incidents that highlight potential cybersecurity vulnerabilities, additional regulatory requirements, and increasingly stringent Cyber Insurance underwriting standards that mandate enhanced security solutions has resulted in many businesses requiring MFA for their employees, partners and customers to access their business systems and data. We believe that biometrics should continue to play a key role in remote user authentication. In addition, the growing commercial prevalence of AI agents creates a new identity challenge to verify who authorized an agent’s actions which we believe out biometric solutions can address.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2026 AS COMPARED TO September 30, 2025

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2026	2025
Revenues
Services	13%	17%
License fees	86%	59%
Hardware	1%	24%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	5%	5%
Cost of license fees	4%	5%
Cost of hardware	1%	28%
Cost of hardware - reserve	0%	-15%
Total Cost of Goods Sold	10%	23%
Gross profit	90%	77%

Operating expenses
Selling, general and administrative	103%	90%
Research, development and engineering	43%	44%
Total Operating Expenses	146%	134%
Operating loss	-56%	-57%

Other expense	-4%	-5%
Loss before provision for income tax	-60%	-62%
Provision for income tax	0%	0%
Net loss	-60%	-62%

Revenues and cost of goods sold

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

Revenues
Service	$195,128	$268,113	$(72,985)	-27%
License	1,275,249	917,951	357,298	39%
Hardware	12,404	363,642	(351,238)	-97%
Total Revenue	$1,482,781	$1,549,706	$(66,925)	-4%

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change
Cost of Goods Sold
Service	$76,704	$80,702	$(3,998)	-5%
License	55,953	74,077	(18,124)	-24%
Hardware	15,184	434,834	(419,650)	-97%
Hardware - reserve	(4,468)	(231,625)	227,157	98%
Total COGS	$143,373	$357,988	$(214,615)	-60%

Revenues

For the three months ended September 30, 2026, and 2025, service revenues included approximately $195,000 and $263,000, respectively, of recurring maintenance and support revenue, and approximately $0 and $5,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $68,000 or 26% in 2026 period which was due to a few non-renewals and the timing of renewals of service agreements. Non-recurring custom services decreased $5,000 due to a decrease in customization. Overall, service revenues decreased to $195,128 as compared to $268,113 in the corresponding period in 2025.

For the three months ended September 30, 2026, license revenue increased $357,298 or 39% to $1,275,249 from $917,951 in the corresponding period in 2025 as several new customers deployed new licenses in 2026.

For the three months ended September 30, 2026, hardware sales decreased 97% to $12,404 from $363,642 in the corresponding period in 2025. The decrease was due to several new customers with license-only orders.in the 2026 period, and one large deployment from one long-term customer and several long-term customers expanding their deployments of biometric cybersecurity solutions in 2025.

Costs and other expenses

For the three months ended September 30, 2026, cost of service decreased $3,998 or 5% to $76,704 from $80,702 in the three months ended September 30, 2025. For the three months ended September 30, 2026, license costs decreased 24% to $55,953 from $74,077 in the three months ended September 30, 2025. For the three months ended September 30, 2026, hardware costs decreased to net cost of $10,716 (after giving effect to the $4,468 reversal of the previously fully reserved inventory) from $203,209 in the three months ended September 30, 2025, for a net decrease of 95%, based on the decrease in hardware revenue, disposal of some scrap in fabricated assemblies, and different models of hardware shipped.

Selling, general and administrative

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

Selling, general and administrative	$1,524,583	$1,400,288	$124,295	9%

Selling, general and administrative expenses for the three months ended September 30, 2026, increased 9% from $1,400,288 in the corresponding period in 2025 to $1,524,583 in the current quarter.  The increases included personnel and related costs in administration, and costs incurred in connection with our annual meeting, including the proxy supplement and adjourned meeting sessions.

Research, development and engineering

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

Research, development, and engineering	$635,038	$683,620	$(48,582)	-7%

For the three months ended September 30, 2026, research, development, and engineering costs decreased 7% to $635,038 compared to $683,620 in the corresponding period in 2025. The decrease consisted primarily of personnel costs.

Other income (expense)

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

Interest income	$678	$515	$163	32%
Loan fee amortization	(62,500)	(60,000)	(2,500)	-4%
Interest expense	(4,048)	(13,174)	9,126	69%
Other income (expense)	$(65,870)	$(72,659)	$6,789	9%

Other income (expense) for the three months ended September 30, 2026 consisted of interest income of $678, interest expense of $4,048 on the note payable, and a loan fee amortization amount of $62,500. Other income (expense) for the three months ended September 30, 2025 consisted of interest income of $515 and interest expense of $13,174 comprised of the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $60,000.

nine MONTHS ENDED September 30, 2026 AS COMPARED TO September 30, 2025

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2026	2025
Revenues
Services	12%	18%
License fees	70%	58%
Hardware	18%	24%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	4%	6%
Cost of license fees	4%	5%
Cost of hardware	20%	22%
Cost of hardware - reserve	-14%	-10%
Total Cost of Goods Sold	14%	23%
Gross profit	86%	77%

Operating expenses
Selling, general and administrative	79%	92%
Research, development and engineering	34%	39%
Total Operating Expenses	113%	131%
Operating loss	-27%	-54%

Other expense	-3%	-5%
Loss before provision for income tax	-30%	-59%
Provision for income tax	0%	0%
Net loss	-30%	-59%

Revenues and cost of goods sold

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change
Revenues
Service	$674,516	$862,707	$(188,191)	-22%
License	3,870,487	2,822,796	1,047,691	37%
Hardware	1,003,302	1,168,269	(164,967)	-14%
Total Revenue	$5,548,305	$4,853,772	$694,533	14%

Cost of Goods Sold
Service	234,918	297,147	(62,229)	-21%
License	204,159	233,450	(29,291)	-13%
Hardware	1,133,035	1,080,109	52,926	5%
Hardware - reserve	(806,488)	(509,040)	(297,448)	58%
Total COGS	$765,624	$1,101,666	$(336,042)	-31%

Revenues

For the nine months ended September 30, 2026, and 2025, service revenues included approximately $652,000 and $799,000, respectively, of recurring maintenance and support revenue, and approximately $23,000 and $64,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $147,000 or 18% in the 2026 period due to a few non-renewals and the timing of renewals of service agreements. Non-recurring custom services decreased $41,000 due to a decrease in customization. Overall, service revenues decreased to $674,516 as compared to $862,707 in the corresponding period in 2025.

For the nine months ended September 30, 2026, license revenue increased $1,047,691 or 37% to $3,870,487 from $2,822,796 in the corresponding period in 2025 as several new customers initiated license deployments in 2026.

For the nine months ended September 30, 2026, hardware sales decreased 14% to $1,003,302 from $1,168,269 in the corresponding period in 2025. The decrease was due several new customers with license-only orders.in the third quarter of 2026, that slowed the increase trend.

Costs and other expenses

For the nine months ended September 30, 2026, cost of service decreased $62,229 or 21% to $234,918 from $297,147 in the nine months ended September 30, 2025. For the nine months ended September 30, 2026, license costs decreased to $204,159 from $233,450 in the nine months ended September 30, 2025. For the nine months ended September 30, 2026, hardware costs decreased to net cost of $326,547 (after giving effect to the $806,488 reversal of the fully reserved shipped inventory) from $571,069 (after giving effect to the $509,040 reversal of the fully reserved shipped inventory) in the nine months ended September 30, 2025, for a net decrease of 43%.

Selling, general and administrative

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

Selling, general and administrative	$4,397,676	$4,453,362	$(55,686)	-1%

Selling, general and administrative expenses for the nine months ended September 30, 2026, decreased 1% from $4,453,362 in the corresponding period in 2025 to $4,397,676.  The decreases included reductions in professional services fees.

Research, development and engineering

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

Research, development and engineering	$1,892,337	$1,915,422	$(23,085)	-1%

For the nine months ended September 30, 2026, research, development, and engineering costs decreased 1% to $1,892,337 compared to $1,915,422 in the corresponding period in 2025. The decrease consisted primarily of professional services and personnel costs changes.

Other income (expense)

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

Interest income	$1,740	$2,610	$(870)	-33%
Loan fee amortization	(104,166)	(180,000)	75,834	42%
Interest expense	(58,214)	(74,722)	16,508	22%
Other income (expense)	$(160,640)	$(252,112)	$91,472	36%

Other income (expense) for the nine months ended September 30, 2026 consisted of interest income of $1,740, interest expense of $58,214 on the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $104,166. Other income (expense) for the nine months ended September 30, 2025 consisted of interest income of $2,610 and interest expense of $74,722 comprised of the note payable and the government loan through the BBVA bank, and a loan fee amortization amount of $180,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the nine months ended September 30, 2026 was $2,634,682. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $655,000.

●	Net positive cash flows related to inventory of approximately $810,000.

●

Negative cash flows related to changes in accounts receivable, capitalized contract costs, prepaid expenses, accounts payable, deferred revenue and accrued liabilities of approximately $1,625,180, due to working capital management.

Financing activities overview

Net cash provided by financing activities during the nine months ended September 30, 2026 was $2,310,769 consisting of the repayment of $38,179 government loan through the BBVA bank, offset by receipt of $7,660 for purchases under the Employee Stock Purchase Plan and proceeds from exercise of warrants of $2,510,436, offset by offering costs of $169,148.

Investing activities overview

There was $7,819 cash used in investing activities during the nine months ended September 30, 2026.

Liquidity and Capital Resources

Since our inception, our capital needs have been met mainly through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our sources of liquidity during the previous two years through the date of this filing:

On August 11, 2026, we closed a transaction with an existing investor to exercise outstanding warrants to purchase an aggregate of 618,334 shares of common stock in consideration for reducing the per share exercise price from $10.20 to $4.06 and issuing additional warrants to the investor to purchase up to an aggregate of 1,236,668 shares of common stock at exercise price of $4.06 per share.  The foregoing resulted in gross proceeds of approximately $2.5 million, prior to deducting placement agent fees and estimated offering expenses.

On October 27, 2025, we entered into and closed a warrant exercise agreement (the “2025 Warrant Exercise Agreement”) with an existing institutional investor to exercise certain outstanding warrants to purchase an aggregate of 309,167 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026).  The warrants were originally issued on January 15, 2025 and had an exercise price of $21.50 per share. In consideration for the immediate exercise of these warrants, we issued new unregistered warrants to purchase up to an aggregate of 618,334 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) which were amended and exercised in full pursuant to the transaction described in the preceding paragraph. We realized gross proceeds of approximately $3.1 million, prior to deducting placement agent fees and estimated offering expenses.

On September 30, 2025, we entered into and closed a note purchase agreement which provided for the issuance of a $1,130,000 principal amount senior secured promissory note (the "2025 Note"). This resulted in net proceeds of approximately $1,000,000 after deducting estimated offering expenses, and the original issue discount. The 2025 Note was due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance, the lender had the right to redeem up to $135,000 of principal amount each month. In connection with the October 27, 2025 warrant exercise agreement described above, we prepaid approximately $455,000 of the amount due under the 2025 Note.

On July 28, 2026, we entered into an Exchange Agreement (the “2025 Exchange Agreement”) with the Lender of the 2025 Note. Pursuant to the 2025 Exchange Agreement, we agreed to (i) partition from the 2025 Note a new Promissory Note (the “Partitioned Note”) in the original principal amount of $200,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $200,000 and (iii) exchange the Partitioned Note for 43,308 shares of the Company’s Common Stock. On August 10, 2026, we entered into a second exchange agreement with the Lender of the 2025 Note. Pursuant to this exchange agreement, we agreed to (i) partition from the 2025 Note a new Promissory Note (the “Second Partitioned Note”) in the original principal amount of $150,000, (ii) cause the outstanding balance of the 2025 Note to be reduced by $150,000 and (iii) exchange the Second Partitioned Note for 37,792 shares of the Company’s Common Stock. On September 29, 2026, we entered into four separate exchange agreements with the Lender. Pursuant to these exchange agreements, we agreed to (i) partition from the 2025 Note four new Promissory Notes in the aggregate original principal and interest amount of $416,316, (ii) cause the outstanding balance of the 2025 Note to be paid in full and (iii) exchange these new promissory notes for 247,805 shares of the Company’s Common Stock.

On January 15, 2025, we entered into a warrant exercise agreement (the “January 2025 Warrant Exercise Agreement”) with an existing investor to exercise certain outstanding warrants to purchase an aggregate of 206,112 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026), at an exercise price of $18.50 per share which were originally issued to the investor on September 12, 2024 (the "Existing Warrants"). In consideration for the exercise of the Existing Warrants, the investor received new warrants to purchase up to an aggregate of 309,167 shares of Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) which were amended and exercised in full pursuant to the 2025 Warrant Exercise Agreement which is more fully described above.   The gross proceeds to the Company were approximately $3.8 million, prior to deducting placement agent fees and estimated offering expenses.

On September 12, 2024, we entered into a warrant exercise agreement with an existing investor to exercise certain outstanding warrants to purchase an aggregate of 103,056 shares of common stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026). The warrants were originally issued to the Investor on October 31, 2023 and had an original exercise price of $31.50 per share. In consideration for the immediate exercise of the warrants, we reduced the exercise price of the warrants to $18.50 per share and issued to the Investor new warrants to purchase up to an aggregate of 206,112 shares of Common Stock (as adjusted to reflect our 1-for-10 reverse stock split, which was effective April 30, 2026) which were amended and exercised in full pursuant to the January 2025 Warrant Exercise Agreement which is more fully described above. The foregoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note was due eighteen months (18) following the date of issuance, accrued interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance, the lender had the right to redeem up to $270,000 of principal amount each month. In connection with the September 12, 2024 warrant exercise agreement described above, we prepaid approximately $762,600 of the amount due under the 2024 Note. As of the date of this report, the loan has been paid in full. For a more complete description of the 2024 Note, please see Note 10 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

We are party to an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2027 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us, with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity outlook

At September 30, 2026, our total cash and cash equivalents were $2,219,428, as compared to $2,694,663 at December 31, 2025.  At September 30, 2026, we had a working capital of approximately $3,140,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were ineffective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2026, the Company issued 43,308 shares of its common stock to Streeterville Capital, LLC in exchange for a promissory note in the original principal amount of $200,000 partitioned from the 2025 Note. On August 10, 2026, the Company issued 37,792 shares of its common stock to Streeterville Capital, LLC in exchange for a promissory note in the original principal amount of $150,000 partitioned from the 2025 Note. The forgoing shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2026)

10.1	Form of Warrant Exercise Agreement, dated August 10, 2026, by and between BIO-key International, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2026)

10.2	Form of Exchange Agreement, dated September 29, 2026, by and between BIO-key International, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2026)

31.1	Certificate of CEO of Registrant required under Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-key International, Inc.

Dated: November 13, 2026	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)